Form 10-Q
period 2024-09-30
Horizon Space Acquisition II Corp.
filed 2024-12-26
CIK 2032950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 001-42406

HORIZON SPACE ACQUISITION II CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1412 Broadway, 21st Floor, Suite 21V,

New York, NY 10018

(Address of principal executive offices)

(646)257-5537

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, consisting of one ordinary share, $0.0001 par value, and one Right to acquire one-tenth of one ordinary share	HSPTU	The Nasdaq Stock Market LLC
Ordinary shares, par value $0.0001 per share	HSPT	The Nasdaq Stock Market LLC
Rights, each whole right to acquire one-tenth of one ordinary share	HSPTR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (clso§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

As of December 26, 2024, there were 1,966,500 ordinary shares of the Company, par value $0.0001 per share issued and outstanding.

HORIZON SPACE ACQUISITION II CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HORIZON SPACE ACQUISITION II CORP.
CONDENSED BALANCE SHEETS
(Currency expressed in United States Dollars (“US$”), except for number of shares)

		September 30, 2024	December 31, 2023
		(Unaudited)	(Audited)
Assets
Current Assets
Prepaid expense		$41,200	$-
Total Current Assets		41,200	-

Non-current assets
Deferred offering costs		151,693	-
Total Assets		$192,893	$-

Liabilities and Shareholder's Deficit
Amount due to a related party		$197,154	$-
Accrued expense		19,704	4,255
Total Current Liabilities		216,858	4,255
Total Liabilities		216,858	4,255

Commitments and Contingencies (Note 6)

Shareholder's Deficit:
Preferred share, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding		-	-
Ordinary shares, $0.0001 par value, 490,000,000 shares authorized, 1,725,000 shares issued and outstanding	(1) (2)	173	173
Additional paid-in capital		24,827	24,827
Subscription receivable		-	(25,000)
Accumulated deficit		(48,965)	(4,255)
Total Shareholder's Deficit		(23,965)	(4,255)
Total Liabilities and Shareholder’s Deficit		$192,893	$-

(1) On July 26 2024, (i) the Sponsor acquired 1,725,000 founder shares for a purchase price of $25,000, and (ii) the Sponsor surrendered 1 ordinary share, all share amount have been retroactively restated to reflect this issuance and surrender of shares. (see Note 5).

(2) This number includes an aggregate of up to 225,000 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

HORIZON SPACE ACQUISITION II CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(Currency expressed in United States Dollars (“US$”), except for number of shares)

		For the Three Months Ended September 30, 2024	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2024	For the Period from March 21, 2023 (Inception) to September 30, 2023

Formation and operating costs		$33,604	$-	$44,710	$4,255
Net loss		$(33,604)	$-	$(44,710)	$(4,255)

Basic and diluted weighted average ordinary shares outstanding	(1) (2)	1,500,000	1,500,000	1,500,000	1,500,000

Basic and diluted net loss per ordinary share		$(0.022)	$-	$(0.030)	$(0.003)

(1) On July 26 2024, (i) the Sponsor acquired 1,725,000 founder shares for a purchase price of $25,000, and (ii) the Sponsor surrendered 1 ordinary share, all share amount have been retroactively restated to reflect this issuance and surrender of shares. (see Note 5).

(2) This number excludes an aggregate of up to 225,000 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

HORIZON SPACE ACQUISITION II CORP.
UNAUDITED CONDENSED STATEMENTS OF SHAREHOLDER'S DEFICIT
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Preferred Shares		Ordinary Shares		Additional Paid-in	Subscription	Accumulated	Total Shareholder's
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	(Deficit)
Balance as of January 1, 2024	-	$-	1,725,000	$173	$24,827	$(25,000)	$(4,255)	$(4,255)
Net loss	-	-	-	-	-	-	(11,106)	(11,106)
Collection of subscription receivable	-	-	-	-	-	25,000	-	25,000
Balance as of June 30, 2024	-	$-	1,725,000	$173	$24,827	$-	$(15,361)	$9,639

Net loss	-	-	-	-	-	-	(33,604)	(33,604)
Balance as of September 30, 2024	-	$-	1,725,000	$173	$24,827	$-	$(48,965)	$(23,965)

							Additional			Total
			Preferred Shares		Ordinary Shares		Paid-in	Subscription	Accumulated	Shareholder's
			Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance as of March 21, 2023 (inception)			-	$-	-	$-	$-	$-	$-	$-
Founder share issued to initial shareholder	(1	)(2)	-	-	1,725,000	173	24,827	(25,000)	-	-
Net loss			-	-	-	-	-	-	(4,255)	(4,255)
Balance as of June 30, 2023			-	$-	1,725,000	173	24,827	(25,000)	(4,255)	(4,255)
Net loss			-	-	-	-	-	-	-	-
Balance as of September 30, 2023			-	$-	1,725,000	173	24,827	(25,000)	(4,255)	(4,255)

(1) On July 26 2024, (i) the Sponsor acquired 1,725,000 founder shares for a purchase price of $25,000, and (ii) the Sponsor surrendered 1 ordinary share, all share amount have been retroactively restated to reflect this issuance and surrender of shares. (see Note 5).

(2) This number includes an aggregate of up to 225,000 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters, On November 21, 2024, the underwriters exercised their over-allotment option in full, all 225,000 Founder Shares were no longer subject to forfeiture. (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

HORIZON SPACE ACQUISITION II CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Nine Months Ended September 30, 2024	For the Period from March 21, 2023 (Inception) to September 30, 2023
Cash Flows from Operating Activities:
Net loss	$(44,710)	$(4,255)
Changes in operating assets and liabilities:
Accrued expense	44,710	4,255
Net Cash Used in Operating Activities	-	-

Cash Flows from Financing Activities:
Proceeds from sale of ordinary shares	-	-
Payment of deferred offering costs	-	-
Net Cash Provided by Financing Activities	-	-

Net Change in Cash	-	-

Cash, beginning of the period	-	-
Cash, end of the period	$-	$-

Supplemental Disclosure of Cash Flow Information:
Accrued expense paid by Sponsor	$29,261	$-
Prepaid expense paid by Sponsor	41,200
Deferred offering costs paid by Sponsor for settlement of subscription receivable	25,000
Deferred offering costs paid by Sponsor	$126,693	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Horizon Space Acquisition II Corp.

Notes To Financial Statements

Note 1 — Organization, Business Operation and Going Concern Consideration

Horizon Space Acquisition II Corp. (the “Company”) is a newly organized blank check company incorporated in the Cayman Islands on March 21, 2023.The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any potential Business Combination target or initiated any substantive discussions, directly or indirectly, with any potential Business Combination prospects. The Company has selected December 31 as its fiscal year end.

As of September 30, 2024, the Company had not commenced any operations. For the period from March 21, 2023(inception) through September 30, 2024, the Company’s efforts have been limited to organizational activities as well as activities related to the initial public offering. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of dividend and/or interest income from the proceeds derived from the IPO (as defined below) and private placement (“Private Placement”, see Note 4).

The Company’s founder and sponsor is Horizon Space Acquisition II Sponsor Corp., a Cayman Islands company (the “Sponsor”). The Company’s ability to commence operations is contingent upon obtaining adequate financial resources through IPO and the Private Placement.

On November 18, 2024, the Company consummated its initial public offering (the “IPO”) of 6,000,000 units (“Units”). Each unit consists of one ordinary share, and one right to receive one-tenth (1/10) of one ordinary share. Each ten rights entitle the holder thereof to receive one ordinary share upon the consummation of the Business Combination. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $60,000,000. On November 19, 2024, the underwriter notified the Company of its exercise of the over-allotment option in full to purchase additional 900,000 Units of the Company (the “Over-Allotment Option”). As a result, on November 21, 2024,900,000 Units were sold to the underwriter at an offering price of $10.00 per Option Unit (the “Option Units” and together with the Units, collectively, the “Public Units”), generating gross proceeds of $9,000,000.

Simultaneously with the consummation of the IPO and the sale of the Units, the Company consummated the private placement (“Private Placement”) of 200,000 units (the “Private Placement Units”) to the Sponsor, at a price of $10.00 per Private Placement Unit, generating total proceeds of $2,000,000, which is described in Note 4. Simultaneously with the issuance and sale of the Option Units, the Company completed a private placement sale of additional 13,500 units (the “Additional Private Units” and together with the Initial Private Units, collectively, the “Private Units”) to the Sponsor at a purchase price of $10.00 per Additional Private Unit, generating gross proceeds of $135,000.

Transaction costs amounted to $1,665,262, consisting of $900,000 of underwriting commissions which was paid in cash at the closing date of the IPO, $297,045 of the Representative Shares (discussed in the below), and $468,217 of other offering costs. At the IPO date, cash of $939,635 was held outside of the Trust Account (as defined below) and is available for the payment of accrued offering costs and for working capital purposes.

In conjunction with the IPO, the Company issued to the underwriter 210,000 ordinary shares for no consideration (the “Representative Shares”). The fair value of the Representative Shares accounted for as compensation under Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation” (“ASC 718”) is included in the offering costs. The estimated fair value of the Representative Shares as of the IPO date totaled $297,045. In connection with the issuance and sales of the Option Units, the Company issued additional 31,500 Representative Shares to the underwriter.

The Company’s initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding interest income earned on the Trust Account that is released to the Company to pay taxes) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to complete a Business Combination successfully.

Horizon Space Acquisition II Corp.

Notes To Financial Statements

Upon the closing of the IPO, management has agreed that the net proceeds of the IPO and the sale of the Private Units, $10.00 per unit will be placed into a U.S.-based Trust Account (“Trust Account”) maintained by Wilmington Trust, N.A., acting as trustee, and will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to pay the Company’s tax obligations and liquidation expenses up to $50,000, the proceeds from the IPO and the sale of the Private Units that are deposited in the Trust Account will not be released from the Trust Account until the earliest to occur of:(a) the completion of the initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s memorandum and articles of association (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Business Combination or to redeem 100% of the Company’s public shares if the Company does not complete the Business Combination within 12 months from the closing of this IPO (or up to 18 months from the closing of this IPO if the Company extends the period of time to consummate the Business Combination by the full amount of time) or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity and (c) the redemption of the public shares if the Company is unable to complete the Business Combination within 12 months from the closing of this IPO (or up to 18 months from the closing of this IPO if the Company extends the period of time to consummate a Business Combination by the full amount of time), subject to applicable law. Although the Company will seek to have all vendors, including lenders for money borrowed, prospective target businesses or other entities the Company engages execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of the Company’s public shareholders, the proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the public shareholders.

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer.

The ordinary shares subject to redemption accredited to the redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Financial Accounting Standard Board’s (FASB) Accounting Standards Codification (“ASC”) Topic 480“Distinguishing Liabilities from Equity.” In such case, the Company has determined that the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination. If the Company cannot complete a Business Combination within such 12-month period (or up to 18 months from the closing of this offering if the Company extends the period of time to consummate a Business Combination by the full amount of time), unless the Company extends such period pursuant to its amended and restated memorandum and articles of association, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of income taxes payable, and less up to$50,000 of interest to pay liquidation expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to public rights or private rights. The rights will expire worthless if the Company fails to complete a Business Combination within the 12-month time period (or up to 18 months from the closing of this offering if the Company extends the period of time to consummate a Business Combination by the full amount of time).

Horizon Space Acquisition II Corp.

Notes To Financial Statements

Pursuant to the terms of the Company’s memorandum and articles of association, in order to extend the time available for the Company to consummate its initial Business Combination, the Sponsor or designees, must deposit into the Trust Account for each three months extension, $600,000, or $690,000 if the underwriter’s over-allotment option is exercised in full ($0.10 per share in either case), up to an aggregate of $1,200,000 or $1,380,000 if the underwriter’s over-allotment option is exercised in full, on or prior to the date of the applicable deadline.

Going Concern Consideration

As of September 30, 2024, the Company had a working capital deficit of $175,658. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in addressing this uncertainty is through the Working Capital Loans, as defined below (see Note 5). In addition, if the Company is unable to complete a Business Combination within the Combination Period by November 18, 2025, unless further extended, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Significant accounting policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation of the financial statements, have been included. Interim results for the nine months ended September 30, 2024 are not necessarily indicative of results to be expected for the full year.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart The Company’s Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Horizon Space Acquisition II Corp.

Notes To Financial Statements

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2024 and December 31, 2023.

Deferred Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — Expenses of Offering. Deferred offering costs consist of underwriting, legal, and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering and were charged to shareholders’ equity upon the completion of the IPO.

Net Loss Per Ordinary share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares issued and outstanding during the period, excluding ordinary share subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 225,000 ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 5). At September 30, 2024 and December 31, 20223, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Ordinary shares Subject to Possible Redemption

The Company will account for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) will be classified as a liability instrument and will be measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that will be either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) will be classified as temporary equity. At all other times, ordinary shares will be classified as shareholders’ equity. The Company’s public shares to be issued feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Given that 6,000,000 ordinary shares (or 6,900,000ordinary shares if the underwriters’ over-allotment option is exercised in full) to be sold as part of the units in the Proposed Public Offering will be issued with other freestanding instruments (i.e., rights), the initial carrying value of ordinary shares classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i)accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement will be treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

Horizon Space Acquisition II Corp.

Notes To Financial Statements

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

The Company applies ASC 820, which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances. The fair value hierarchy is categorized into three levels based on the inputs as follows:

•

Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

•

Level 2 - Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

•	Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Income Taxes

The Company accounts for income taxes under ASC740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company has identified Cayman Islands as its only “major” tax jurisdiction, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on March 21, 2023, the evaluation was performed for 2023 and upcoming 2024 tax year which will be the only periods subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.

Horizon Space Acquisition II Corp.

 Notes To Financial Statements

The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws.

The Company’s tax provision was deemed to be de minimise for the period presented. The Company is considered to be an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and free-standing instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 as of inception of the Company. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires the disclosure of additional segment information. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of adopting ASU 2023-07.

In December 2023, the FASB issued ASU 2023-09, Income taxes (Topic 740): Improvements to Income Tax Disclosure (“ASU 2023-09”), which enhances the transparency and usefulness of income tax disclosures. ASU 2023-09 will be effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact of the pending adoption of ASU 2023-09 on its financial statements.

Except as mentioned above, the Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the on the Company’s financial statements.

Note 3 — Initial Public Offering

On November 18, 2024, the Company sold 6,000,000 units, at a price of $10.00 per Unit. Each unit consists of one ordinary share, and one right to receive one-tenth (1/10) of one ordinary share. Each ten rights entitle the holder thereof to receive one ordinary share upon the consummation of the Business Combination. The Company has also granted the underwriters a 45-day option to purchase up to an additional 900,000 units to cover over-allotments, if any. On November 19, 2024, the underwriter notified the Company of its exercise of the over-allotment option in full to purchase additional 900,000 Option Units of the Company. On November 21, 2024, 900,000 Option Units were sold to the underwriter at an offering price of $10.00 per Option Unit, generating gross proceeds of $9,000,000.

Horizon Space Acquisition II Corp.

Notes To Financial Statements

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 200,000 Initial Private Placement Units at a price of $10.00 per Initial Private Placement Units for an aggregate purchase price of $2,000,000. Each Initial Private Placement Unit was identical to the Public Units sold in the IPO, except as described below. Simultaneously with the closing of the Option Units on November 21, 2024, the Company consummated the sale of additional 13,500 Additional Private Placement Units to the Sponsor at a price of $10.00 per Additional Private Placement Unit, generating total proceeds of $135,000.

The Sponsor has agreed to waive its redemption rights with respect to its Private Placement shares (i) in connection with the consummation of a Business Combination, (ii) in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem100% of the Company’s public shares if the Company does not complete the Company’s initial Business Combination within 12 months after the closing of this offering (or up to 18 months from the completion of this offering if the Company extends the period of time to consummate a Business Combination by the full amount of time), and (iii) if the Company fails to consummate a Business Combination within 12 months after the closing of this offering (or up to 18 months from the completion of this offering if the Company extends the period of time to consummate a Business Combination by the full amount of time) or if the Company liquidates prior to the expiration of the 12-month period (or up to 18 months from the completion of this offering if the Company extends the period of time to consummate a Business Combination by the full amount of time). However, the Sponsor will be entitled to redemption rights with respect to any public shares held by it if the Company fails to consummate a Business Combination or liquidate within the 12-month period (or up to18 months if the Company extends the period of time to consummate a Business Combination by the full amount of time).

The Sponsor has agreed not to transfer, sell or assign the Private Units and the underlying securities until the consummation of the Company’s initial Business Combination.

Note 5 — Related Party Transactions

Insider Shares

On March 21, 2023, the Company issued 1 ordinary shares of a par value of $0.0001 to the Sponsor without consideration. On July 26, 2024, the Sponsor acquired 1,725,000 ordinary shares (“Founder Shares”) for a purchase price of $25,000, or approximately $0.0145 per share and surrendered 1 ordinary share, all share amounts have been retroactively restated to reflect this issuance and surrender of 1 ordinary shares. On August 2, 2024, Sponsor transferred (i) to each independent director nominee 20,000 Founder Shares, in the aggregate amount of 60,000 Founder shares, and (ii) to Chief Financial Officer, 10,000 Founder Shares, all at the original purchase price of $0.0145 per share when the Sponsor acquired such shares.

As of November 18, 2024, there were 1,725,000 Founder Shares issued and outstanding, amount with up to 225,000 Founder Shares are subject to forfeiture if the underwriters’ over-allotment is not exercised. On November 21, 2024, the underwriters exercised their over-allotment option in full, all 225,000 Founder Shares were no longer subject to forfeiture.

The Founder Shares are designated as ordinary shares and are identical to the Private Placement shares except for the following (a) Founder Shares must be voted in favor of any proposed Business Combination and cannot vote for amendments that would prevent public shareholders from converting or selling their shares in connection with a Business Combination, (b) Founder Shares cannot be converted into cash from the Trust Account in connection with a shareholder vote to approve the initial Business Combination or amend shareholders’ rights or pre-Business Combination activity. They do not participate in liquidating distributions if a Business Combination is not consummated. (c) Founder Shares cannot be transferred, assigned, or sold until the earlier of six months after the initial Business Combination or upon certain triggering events (e.g., liquidation, merger). If the share price exceeds $12.00 for 20 out of 30 trading days post-Business Combination, the lock-up is released.

Horizon Space Acquisition II Corp.

Notes To Financial Statements

Promissory Note — Related Party

On July 25, 2024, the Company have entered into a promissory note agreement (“Promissory Note Agreement”), which the Sponsor has agreed to loan the Company up to $500,000 to be used for a portion of the expenses of the Proposed Public Offering. As of September 30, 2024 and December 31, 2023, the Company had not drawn on this promissory note.

Amount Due to A Related Party

Amount due to a related party represents advancement made by the sponsor to the Company to pay formation expenses and a portion of the expenses of this offering. As of September 30, 2024 and December 31, 2023, the Company had amount due to related party amounted to $197,154 and $0, respectively.

Working Capital Loans

In addition, in order to meet with the Company’s working capital needs following the consummation of this offering or to extend the Company’s life, the Company’s founders, officers and directors or their affiliates/designees may, but are not obligated to, loan the Company funds, from time to time or at anytime, in whatever amount they deem reasonable in their sole discretion. Each loan (“Working Capital Loans”) would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of the notes may be converted upon consummation of our Business Combination into working capital units (“the Working Capital Units”) at a price of $10.00 per unit in addition to the convertible notes in connection with the potential extensions. The Company’s shareholders have approved the issuance of the units and underlying securities upon conversion of such notes, to the extent the holder wishes to so convert them at the time of the consummation of the initial Business Combination. If the Company do not complete a Business Combination, the loans will not be repaid.

The Working Capital Units would be identical to the Private Units sold in the Private Placement. The terms of such loans by the Sponsor or its affiliates, if any, have not been determined and no written agreements exist with respect to such loans.

As of September 30, 2024 and December 31, 2023, the Company had no borrowings under the Working Capital Loans.

Administrative Support Services

Commencing on the date that the Company’s securities are first listed on NASDAQ through the earlier of consummation of the Company’s initial Business Combination and liquidation, the Company will pay an affiliate of Sponsor a total of $10,000 per month for office space, administrative and support services.

Note 6 — Commitments & Contingencies

Risks and Uncertainties

As a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Horizon Space Acquisition II Corp.

Notes To Financial Statements

Registration Rights

The holders of the insider shares and private units, units issuable upon the conversion of certain working capital loans and any underlying securities will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of this offering requiring the Company to register such securities for resale. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters Agreement

The Company had granted the underwriter a 45-day option from the date of the IPO to purchase up to an additional 900,000 units to cover over-allotments, if any. On November 21, 2024, the underwriters exercised the Option Unit in full. The Company has agreed to pay an underwriting discount of 1.5% of the gross proceeds of the IPO, or $900,000(or up to $1,035,000 if the underwriters’ over-allotment is exercised in full) to the underwriters at the closing of the IPO in addition to the issuance of the Representative Shares. $900,000 was paid at the closing of the IPO on November 18, 2024. In connection with the issuance and sales of the Option Units, additional $135,000 was paid on November 21, 2024.

Representative Shares

The Company has agreed to issue to the underwriter 210,000 ordinary shares (or up to 241,500 ordinary shares if the underwriters’ over-allotment option is exercised in part or in full) (the “Representative Shares”), upon the consummation of the IPO. These shares were registered in the IPO. In connection with the IPO, the Company issued 210,000 Representative Shares to the underwriter with a fair value of $297,045. In connection with the issuance and sales of the Option Units, the Company issued additional 31,500 Representative Shares to the underwriter with a fair value of $44,557.

The underwriter has agreed not to transfer, assign or sell any such shares until the completion of the Company’s initial Business Combination. In addition, the underwriter has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of the Company’s initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete its initial Business Combination within the periods of time.

The Representative Shares are subject to a lock-up for a period of 180 days immediately following the commencement of sales of this offering pursuant to FINRA Rule 5110(e)(1). Pursuant to this FINRA lock-up, these securities cannot be sold, transferred, assigned, pledged or hypothecated or the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days from the commencement of sales of this offering except as permitted under FINRA Rule 5110(e)(2), including to any underwriter and selected dealer participating in the offering and their officers or partners, registered persons or affiliates. These securities have resale registration rights including three demand (one at the Company’s expense and two at the underwriter’s expense) and unlimited “piggy-back” rights at any time, and from time to time.

Note 7 — Shareholder’s Equity

Preference Share

The Company is authorized to issue 10,000,000 shares of preferred share, with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Horizon Space Acquisition II Corp.

Notes To Financial Statements

Ordinary Share

The Company is authorized to issue 490,000,000 ordinary shares, with a par value of $0.0001 per share.

On March 21, 2023, the Company issued one ordinary share of a par value of $0.0001 to the Sponsor without consideration.

On July 26, 2024, the Sponsor acquired 1,725,000 Founder Shares (up to 225,000 of which are subject to forfeiture) at a price of approximately 0.0145 per share for an aggregate of $25,000 and surrendered one ordinary share. All share amounts have been retroactively restated to reflect this issuance. on August 2, 2024, Sponsor transferred (i) to each independent director nominee 20,000 Founder Shares, in the aggregate amount of 60,000 Founder Shares, and (ii) to Chief Financial Officer, 10,000 Founder Shares, all at the original purchase price when the Sponsor acquired such shares.

As of September 30, 2024, there were 1,725,000 shares of ordinary share issued and outstanding,

Shareholders of ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the Company’s amended and restated memorandum and articles of association, or as required by applicable provisions of the Companies Act or applicable share exchange rules, the affirmative vote of a majority of the Company’s issued and outstanding ordinary shares that are voted at a shareholder meeting (in person or by proxy) is required to approve any such matter voted on by the Company’s shareholders. Approval of certain actions will require a special resolution under Cayman Islands law and pursuant to the Company’s amended and restated memorandum and articles of association; such actions include amending the Company’s amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company.

The Company’s board of directors will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voted for the election of directors can elect all of the directors. The Company’s shareholders are entitled to receive ratable dividends when, as and if declared by the board of directors out of funds legally available therefor.

Rights

Each holder of a right will automatically receive one-tenth (1/10) of one ordinary share upon consummation of the Company initial Business Combination, even if the holder of such right redeemed all ordinary shares held by it in connection with the initial Business Combination or an amendment to the Company’s amended and restated memorandum and articles of association with respect to our pre-business combination activities. In the event the Company will not be the surviving company upon completion of its initial Business Combination, each right will automatically be converted to receive the kind and amount of securities or properties of the surviving entity that each one-tenth of a share of ordinary shares underlying each right is entitled to upon consummation of the Business Combination, subject to any dissenter rights under the applicable law. No additional consideration will be required to be paid by a holder of rights in order to receive its additional ordinary shares upon consummation of an initial Business Combination. The shares issuable upon the conversion of the rights will be freely tradable (except to the extent held by the Company’s affiliates). If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the ordinary shares will receive in the transaction on an as-converted into ordinary shares basis.

The Company will not issue fractional shares in connection with a conversion of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Companies Act and any other applicable law. As a result, the holders hold rights in multiples of ten in order to receive shares for all of your rights upon closing of a business combination. If the Company is unable to complete an initial business combination within the required time period and liquidate the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Additionally, in no event will be required to net cash settle the rights. Accordingly, the rights may expire worthless.

The Company shall reserve such amount of its profits or share premium in order to pay up the par value of each share issuable in respect of the rights.

Horizon Space Acquisition II Corp.

Notes To Financial Statements

Note 8 — Subsequent Events

The Company’s management reviewed all material events that have occurred after the balance sheet date through the date when the financial statements were issued. Based on the review, except as disclosed below, the Company did not identify any other subsequent events that would require adjustment or disclosure in the financial statements.

On October 14, 2024, the Company changed the terms of the Rights to be included in each unit for the Proposed Public Offering, which entitles the holder to receive one-tenth (originally one-seventh) of one ordinary share upon completion of the initial Business Combination.

On November 18, 2024, the Company consummated its initial public offering (the “IPO”) of 6,000,000 units (“Units”). Each unit consists of one ordinary share, and one right to receive one-tenth (1/10) of one ordinary share. Each ten rights entitle the holder thereof to receive one ordinary share upon the consummation of the Business Combination. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $60,000,000. Simultaneously with the consummation of the IPO and the sale of the Units, the Company consummated the private placement (“Private Placement”) of 200,000 units (the “Private Placement Units”) to the Sponsor, at a price of $10.00 per Private Placement Unit, generating total proceeds of $2,000,000,

On November 21, 2024, 9,000,000 Option Units were sold to the underwriter at an offering price of $10.00 per Option Unit, generating gross proceeds of $9,000,000 and deposited into the Trust Account. Simultaneously with the issuance and sale of the Option Units, the Company completed a private placement sale of additional 13,500 Additional Private Placement Units to the Sponsor at a purchase price of $10.00 per Additional Private Placement Unit, generating gross proceeds of $135,000. In connection with the issuance and sales of the Option Units, the Company issued additional 31,500 Representative Shares to the underwriter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. References to the “Company”, “us,” “our,” or “we” refer to Horizon Space Acquisition II Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes herein.

Overview

We are a blank check company formed under the laws of Cayman Island on March 21, 2023, for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities, which we refer to as a “target business.” Our efforts to identify a prospective target business will not be limited to a particular industry or geographic region. Because of our significant ties to China, we may pursue opportunities in China (including Hong Kong and Macau).

We presently have no revenue, have had losses since inception from incurring formation and operating costs and have had no operations other than identifying and evaluating suitable acquisition transaction candidates. We have relied upon the working capital available to us following the consummation of the IPO (as defined below) and the Private Placement (as defined below) to fund our operations, as well as the funds loaned by the Sponsor (as defined below), our officers, directors or their affiliates. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

On November 18, 2024, we consummated the initial public offering (the “IPO”) of 6,000,000 units (the “Units”). Each Unit consists of one ordinary share, $0.0001 par value per share (each, an “Ordinary Share”), and one right (each, a “Right”), each one Right entitling the holder thereof to exchange for one-tenth of one Ordinary Share upon the completion of the Company’s initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $60,000,000. On November 19, 2024, Maxim Group LLC, the representative of the underwriters of the IPO (the “Representative”) notified us of its exercise of the over-allotment option in full to purchase additional 900,000 Units of the Company (the “Over-Allotment Option”). As a result, on November 21, 2024, 900,000 Units were sold to the Representative at an offering price of $10.00 per Unit (the “Option Units” and together with the Units, collectively, the “Public Units”), generating gross proceeds of $9,000,000.

Simultaneously with the consummation of the IPO, we consummated the private placement of 200,000 units (the “Initial Private Units”) to our Sponsor, Horizon Space Acquisition II Sponsor Corp. (the “Sponsor”), at a price of $10.00 per Private Unit, generating total proceeds of $2,000,000. Simultaneously with the issuance and sale of the Option Units, we completed a private placement sale of additional 13,500 units (the “Additional Private Units” and together with the Initial Private Units, collectively, the “Private Units”) to the Sponsor at a purchase price of $10.00 per Additional Private Unit, generating gross proceeds of $135,000. The sale of the Initial Private Units and the Additional Private Units are collectively referred to herein as the “Private Placement”.

The proceeds of $69,000,000 ($10.00 per Unit) from the IPO, the sale of the Option Units, and the Private Placement were placed in a trust account (the “Trust Account”) established for the benefit of our public shareholders and the underwriters of the IPO with Wilmington Trust, N.A. acting as trustee.

We also issued to the Representative, 241,500 Ordinary Shares as part of the underwriting compensation (the “Representative Shares”), among which, 210,000 were issued on the closing of the IPO and 31,500 were issued simultaneously with the issuance and sale of the Option Units. The Representative Shares are identical to the Ordinary Shares included in the Units, with certain exceptions.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our activities during the nine months ended September 30, 2024 were related to the Company’s formation and the IPO. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. After the IPO, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for expenses associated with the search for target opportunities.

For the three and nine months ended September 30, 2024, we had a net loss of $33,604 and $44,710, respectively, all of which consisted of formation and operating expenses.

For the period from March 21, 2023 (inception) through September 30, 2023, we had a net loss of $4,255, which consisted of formation and operating expenses.

Liquidity and Capital Resources

As of September 30, 2024, we had cash of $0 available for working capital needs. We intend to use substantially all of the net proceeds of the IPO, including the funds held in the Trust Account, to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our share capital is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

Over the next 12 months (assuming a business combination is not consummated prior thereto), we will be using the funds held outside of the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

If our estimates of the costs of undertaking in-depth due diligence and negotiating our initial business combination is less than the actual amount necessary to do so, or the amount of interest available to us from the Trust Account is less than we expect as a result of the current interest rate environment, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business combination. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

As of September 30, 2024, we had cash of $0 and working capital deficiency of $175,658. We have incurred and expect to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a business combination. In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern. Our management’s plan in addressing this uncertainty is through the funds loaned from our Sponsor, officers, directors or their affiliates. In addition, if we are unable to complete a business combination by November 18, 2025 (or up to May 18, 2026, if the Company extends the period of time to consummate a Business Combination) (the “Combination Period”), our board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of us. There is no assurance that our plans to consummate a business combination will be successful within the Combination Period. As a result, management has determined that such additional conditions also raise substantial doubt about our ability to continue as a going concern. Our financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of September 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of September 30, 2024, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The Ordinary Shares initially issued to the Sponsor prior to the consummation of the IPO (the “Founder Shares”, Ordinary Shares included in the Private Units, and any Ordinary Shares that may be issued upon conversion of working capital loans (and any underlying securities) will be entitled to registration rights pursuant to a registration rights agreement entered into in connection with the IPO. The holders of these securities are entitled to make up to two demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Critical Accounting Estimates

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. We have not identified any critical accounting estimates.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and free-standing instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 as of inception of the Company. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires the disclosure of additional segment information. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of adopting ASU 2023-07.

In December 2023, the FASB issued ASU 2023-09, Income taxes (Topic 740): Improvements to Income Tax Disclosure (“ASU 2023-09”), which enhances the transparency and usefulness of income tax disclosures. ASU 2023-09 will be effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact of the pending adoption of ASU 2023-09 on its financial statements.

Except as mentioned above, the Management does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the on our financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to make disclosures under this Item.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended September 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

Not applicable to a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

On November 18, 2024, we consummated the IPO of 6,000,000 Units at an offering price of $10.00 per Unit, generating gross proceeds of $60,000,000. Maxim Group LLC acted as representative of the underwriters. The securities sold in the IPO were sold pursuant to a registration statement on Form S-1 (File No.: 333-282758). The registration statement became effective on November 12, 2024. On November 19, 2024, the Representative notified us of its exercise of the over-allotment option in full to purchase additional 900,000 Units of the Company. As a result, on November 21, 2024, 900,000 Units were sold to the Representative at an offering price of $10.00 per Unit, generating gross proceeds of $9,000,000.

Simultaneously with the consummation of the IPO, we consummated the private placement of 200,000 Units to our Sponsor at a price of $10.00 per Private Unit, generating total proceeds of $2,000,000. Simultaneously with the issuance and sale of the Option Units, we completed a private placement sale of additional 13,500 Units to the Sponsor at a purchase price of $10.00 per Unit, generating gross proceeds of $135,000.

The proceeds of $69,000,000 ($10.00 per Unit) from the IPO, the sale of the Option Units, and the Private Placement were placed in the Trust Account.

We also issued to the Representative, 241,500 Ordinary Shares as part of the underwriting compensation, among which, 210,000 Ordinary Shares were issued on the closing of the IPO and 31,500 Ordinary Shares were issued simultaneously with the issuance and sale of the Option Units. The Representative Shares are identical to the Ordinary Shares included in the Units, with certain exceptions.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description
3.1

Amended and Restated Memorandum and Articles of Associate, dated November 12, 2024 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2024).

4.1

Rights Agreement, dated November 14, 2024, between the Company and VStock Transfer, LLC, as rights agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2024).

10.1

Private Unit Subscription Agreement dated November 14, 2024,  between the Company and Horizon Space Acquisition II Sponsor Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2024).

10.2

Investment Management Trust Agreement, dated November 14, 2024, between the Company and Wilmington Trust, N.A., as trustee (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2024).

10.3

Registration Rights Agreement, dated November 14, 2024, between the Company, Horizon Space Acquisition II Sponsor Corp., and the Company’s directors and officers. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2024).

10.4

Letter Agreement, dated November 14, 2024, among the Company, Horizon Space Acquisition II Sponsor Corp., and officers and directors of the Company. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2024).

10.5

Indeminification Agreement, dated November 14, 2024, between the Company and the officers and directors of the Company (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2024).

10.6

Administrative Service Agreement, dated November 14, 2024, between the Company and H orizon Space Acquisition II Sponsor Corp. (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2024).

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Horizon Space Acquisition II Corp.

Date: December 26, 2024	By:	/s/ Mingyu (Michael) Li
Mingyu (Michael) Li
Chief Executive Officer

Date: December 26, 2024	By:	/s/ Min (Lydia) Zhai
Min (Lydia) Zhai
Chief Financial Officer

