Form 10-K
period 2024-12-31
Horizon Space Acquisition II Corp.
filed 2025-03-27
CIK 2032950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission File Number 001-42152

HORIZON SPACE ACQUISITION II CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1412 Broadway

21st Floor, Suite 21V

New York, NY 10018

(Address of principal executive offices and zip code)

(+1) (646)257-5537

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

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

At June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the ordinary shares of the registrant had not been trading on Nasdaq.

As of March 24, 2025, there were 9,080,000 ordinary shares of the Company, par value $0.0001 per share issued and outstanding.

HORIZON SPACE ACQUISITION II CORP.

CERTAIN TERMS

References to the “Company,” “our Company,” “our,” “us” or “we” refer to Horizon Space Acquisition II Corp. , a blank check company incorporated on March 21, 2023 as a Cayman Islands exempted corporation and formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities, which we refer to throughout this Annual Report on Form 10-K as our “initial business combination.” References to the “Sponsor” refer to Horizon Space Acquisition II Sponsor Corp. References to “equity-linked securities” are to any securities of the Company which are convertible into, or exchangeable or exercisable for, equity securities of the Company, including any securities issued by the Company which are pledged to secure any obligation of any holder to purchase equity securities of the Company. References to the “SEC” are to the U.S. Securities and Exchange Commission. References to our “initial public offering” refer to our initial public offering, which closed on November 18, 2024. References to “public shares” are to shares of our ordinary shares sold as part of the units in our initial public offering. References to “public shareholders” are to the holders of our public shares.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (this “Report” or “Annual Report”) may constitute “forward looking statements” for purposes of the federal securities laws. Our forward looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future and the statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,”, “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward looking statements, but the absence of these words does not mean that a statement is not forward looking. Forward looking statements in this Annual Report on Form 10-K may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination;

•	our expectations around the performance of the prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account described below or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties;

•	our financial performance; or

•	the other risk and uncertainties discussed in “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K and in our other filings with the SEC.

The forward looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward looking statements. These risks and uncertainties include, but are not limited to, those factors described under “Part I, Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward looking statements. We undertake no obligation to update or revise any forward looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

Item 1. Business Overview.

We are a blank check exempted company incorporated in the Cayman Islands on March 21, 2023, for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic region. Because of our significant ties to China, we may pursue opportunities in China (including Hong Kong and Macau).We intend to utilize cash derived from the proceeds of our initial public offering (the “IPO”), our securities, debt or a combination of cash, securities and debt, in effecting a business combination. We have not selected any target business for our initial business combination.

Initial Public Offering and Private Placement

On November 18, 2024, we consummated the IPO of 6,000,000 units (the “Units”). Each Unit consists of one ordinary share, $0.0001 par value per share (each, an “Ordinary Share”), and one right (each, a “Right”), each one Right entitling the holder thereof to exchange for one-tenth of one Ordinary Share upon the completion of the Company’s initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $60,000,000.

Substantially concurrently with the closing of the IPO, the Company completed the private sale of 200,000 units (the “Private Units”) to the Company’s sponsor, Horizon Space Acquisition II Sponsor Corp. (the “Sponsor”). Each Private Unit consists of one Ordinary Share and one Right. The Private Units were sold at a purchase price of $10.00 per Private Unit, generating gross proceeds to the Company of $2,000,000. The Private Units are identical to the Units sold in the IPO, subject to limited exceptions as further described in the registration statement of the IPO, such that our Sponsor has agreed to waive its redemption rights with respect to Ordinary Shares underlying the Private Units under certain circumstances.

In connection with the IPO, the underwriters were granted an option to purchase up to 900,000 additional Units (the “Over-Allotment Option”). On November 19, 2024, the representative of the underwriters in the IPO, Maxim Group LLC, exercised the Over-Allotment Option in full, and on November 21, 2024, the Representative consummated purchase of 900,000 Units (the “Option Units”), generating gross proceeds of $9,000,000. Simultaneously with the issuance and sale of the Option Units, the Company completed a private placement sale of 13,500 Private Units (the “Additional Private Units”) to the Sponsor at a purchase price of $10.00 per Private Unit, generating gross proceeds of $135,000.

In connection with the IPO and the sale of the Option Units, the Company issued a total of 241,500 Ordinary Shares (the “Representative Shares”) to the Representative.

The proceeds of $69,000,000 from the IPO, the sale of the Option Units and the sales of Private Units, were placed in a trust account (the “Trust Account”) established for the benefit of our public shareholders and the underwriters of the IPO with Wilmington Trust, N.A. acting as trustee.

Our management has broad discretion with respect to the specific application of the proceeds of the IPO and the Private Placement that are held out of the Trust Account, although substantially all the net proceeds are intended to be applied generally towards consummating a business combination and working capital.

Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. We presently have no revenue and have had losses since inception from incurring formation and operating costs. We have relied upon the sale of our securities and loans from the Sponsor and other parties to fund our operations.

The Ordinary Shares and Rights are trading on the Nasdaq Global Market (“Nasdaq”) under the symbols “HSPT” and “HSPTR,” respectively. Public Units not separated will continue to trade on Nasdaq under the symbol “HSPTU”. Holders of Public Units will need to have their brokers contact the Company’s transfer agent, VStock Transfer, LLC, in order to separate the holders’ Public Units into Ordinary Shares and Rights.

 Background and Competitive Strengths

We will seek to leverage our management team’s proprietary network of relationships with corporate executives, private equity, venture and growth capital funds, investment banking firms and consultants in order to source, acquire, and support the operations of the business combination target. Mr. Mingyu (Michael) Li, our Chief Executive Officer and Chairman of the board of directors, has accumulated extensive resources as an executive at multiple companies. Being an active player in capital markets, Mr. Li has participated in a number of private equity fundraisings.

Further, our management team, comprising our executive officers and directors, have experience in management and serving on the boards of directors in public companies and international companies. Mr. Li is currently serving as a Director of Lakeshore Acquisition II Corp. (NASDAQ: LBBB), and the Chairman, Chief Executive Officer, Chief Financial Officer and Director of Horizon Space Acquisition I Corp. (NASDAQ: HSPO), both special purpose acquisition companies. We will leverage their relevant experience to search and evaluate business combination targets, perform due diligence and provide post business combination value-add capabilities.

We believe that this combination of extensive relationships and expertise will make us a preferred partner for and allow us to source high-quality business combination targets. However, none of our management team is obligated to remain with the company after an acquisition transaction, and we cannot provide assurance that the resignation or retention of our current management will be a term or condition in any agreement relating to business combination. Moreover, despite the competitive advantages we believe we have, we remain subject to significant competition with respect to identifying and executing a business combination.

 Business Strategy and Acquisition Criteria

The main ambition of our management is to create value for our shareholders by completing a business combination with a target business where we would potentially utilize our experience by working with management of the target business to attract market attention and interests, generate access to capital, improve the operating efficiency, implement revenue-driven and/or profit-engagement strategies and increase profit potential through additional acquisitions. Consistent with our strategy, we have identified the following general criteria and guidelines that we believe are essential in evaluating prospective target businesses. While we intend to use these criteria and guidelines in evaluating prospective businesses, we may deviate from these criteria and guidelines should we consider it appropriate to do so:

•	Strong Management Team

The strength of the management team will be an important component in our review process. We will seek to partner with a management team that is operationally strong and has demonstrated the ability to scale, but is also well-incentivized and aligned in our future vision for creating long term shareholder value.

•	Long-term Revenue Visibility with Defensible Market Position

In management’s view, the target companies should be close to an anticipated inflection point, such as those companies requiring additional management expertise, those companies able to innovate by developing new products or services, or companies where we believe we have the ability to achieve improved profitability performance through an acquisition designed to help facilitate growth.

•	Benefits from Being a U.S. Public Company (Value Creation and Marketing Opportunities)

We intend to search target companies that we believe will help offer attractive risk-adjusted equity returns for our shareholders. We intend to seek to acquire a target on terms and in a manner that leverages our experience. Among other criteria, we expect to evaluate financial returns based on (i) the potential for organic growth in cash flows, (ii) the ability to achieve cost savings, (iii) the ability to accelerate growth, including through the opportunity for follow-on acquisitions, and (iv) the prospects for creating value through other value creation initiatives. We also plan to evaluate potential upside from future growth in the target business’ earnings and an improved capital structure.

•	Growth Potential

We will be looking for businesses that we believe present the potential for revenue and earnings growth through a combination of business, management and resources. We will also consider businesses with potential to generate stable and increasing free cash flow. We may also seek to prudently leverage this cash flow in order to enhance shareholder value.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant.

In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria and guidelines in our shareholder communications related to our initial business combination, which would be in the form of proxy solicitation or tender offer materials that we would file with the U.S. Securities and Exchange Commission (the “SEC”).

Initial Business Combination

Nasdaq rules require that our initial business combination must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the balance in the trust account (less any taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. If our Board of Directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination.

We have until November 18, 2025 to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination by November 18, 2025, we may extend the period of time to consummate a business combination up to two times, each time by an additional three months (up to May 18, 2026 to complete a business combination) (the “Combined Period”) without submitting such proposed extensions to our shareholders for approval or offering our public shareholders redemption rights in connection therewith. Pursuant to the terms of our amended and restated memorandum and articles of association and the Investment Management Trust Agreement, dated November 14, 2024 between us and Wilmington Trust, N.A, as trustee, in order to extend the time available for us to consummate our initial business combination, the Sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account $690,000 on or prior to the date of the applicable deadline, for each three month extension (or up to an aggregate of $1,380,000) (the “Extension Fee”). Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and either be payable upon the consummation of our initial business combination out of the proceeds of the Trust Account released to us, or, at the lender’s discretion, converted upon consummation of our business combination into additional private placement units at a price of $10.00 per unit (the “Extension Units”). If we do not complete a business combination, the loans would be repaid out of funds not held in the Trust Account, and only to the extent available. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for us to complete our initial business combination. Up to $2,500,000 of the loans made by the Sponsor, our officers and directors, or our or their affiliates to us prior to or in connection with our initial business combination (the “Working Capital Loans”) may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination (the “Working Capital Units”), in addition to the convertible notes in connection with the potential extensions. The Extension Units and Working Capital Units would be identical to the Private Units.

If we do not complete our initial business combination within the 18 month period, while we do not currently intend to seek shareholder approval to amend our amended and restated memorandum and articles of association to extend the amount of time we will have to consummate an initial business combination, we may elect to do so in the future. There is no limit on the number of extensions that we may seek. As provided in our amended and restated memorandum and articles of association, our amended and restated memorandum and articles of association may be amended if approved by holders of at least two-thirds of such company’s issued and outstanding ordinary shares who attend and vote at a general meeting or by way of unanimous written resolution, and that our public shareholders shall be provided with the opportunity to redeem their public shares upon the approval of any such amendment, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (net of income taxes payable and up to $50,000 for liquidation expenses), divided by the number of then issued and outstanding public shares. If we determine not to extend, or fail to obtain shareholder approval to extend the time period to consummate our initial business combination, and the time to consummate our initial business combination expires, the founder shares and private shares held by our initial shareholders including our sponsor will be worthless.

If we are unable to consummate our initial business combination within such time period, unless we extend such period pursuant to our amended and restated memorandum and articles of association, we will, as promptly as possible but not more than ten (10) business days thereafter, redeem 100% of our issued and outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not previously released to us or necessary to pay our taxes, and then seek to liquidate and dissolve. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders. In the event of our liquidation and subsequent dissolution and the public rights will expire and will be worthless.

We currently anticipate structuring our initial business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we could acquire a 100% controlling interest in the target; however, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, only the portion of such target business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test.

Potential Legal and Operational Risks Associated with Acquiring a Company that does Business in China

Although we currently do not have any PRC subsidiary or China operations, certain of our officers and directors are located outside the United States including our Chairman and the Chief Executive Officer who is located in China, which may make us a less attractive partner to potential target companies outside the PRC than a non-PRC related SPAC. As a result, we are more likely to acquire a company based in China through subsidiaries and VIEs in an initial business combination. If we decide to consummate our initial business combination with a target business based in and primarily operating in China, the combined company may face various legal and operational risks and uncertainties after the business combination. In order to reduce or limit such risks, we will not consider or undertake an initial business combination with any company which financial statements are audited by an accounting firm that the PCAOB is unable to inspect for two consecutive years. Accordingly, this may limit the pool of acquisition candidates we may acquire in China due in part to PRC laws and regulations against foreign ownership and investment in certain assets and industries, known as restricted industries, including, but not limited to, value added telecommunications services (except for e-commerce, domestic multiparty communications, store-and-forward services and call centers). Further, due to (i) the risks associated with acquiring and operating a business in the PRC and/or Hong Kong and (ii) the fact that certain of our executive officers and directors are located in or have significant ties to China, it may make a us a less attractive partner to certain potential target businesses, including non-China- or non-Hong Kong-based target companies and may also make it more difficult for us to consummate a business combination with a PRC- or Hong Kong-based target business.

In the event that we determine to pursue a business combination target company based in China or Hong Kong, we may become subject to legal and operational risks because our sponsor operates in China and our executive officers and directors are located in or have significant ties to China resulting from PRC laws and regulations that are sometimes vague and uncertain, and which may therefore, present risks that may result in a material change in its principal operations in China, significantly depreciation of the value of the combined company’s securities, or materially hinder or prevent the offering of securities by the combined company to investors and cause the value of such securities to significantly decline or be worthless. The PRC government has significant authority to exert influence on the ability of a China-based company to conduct its business, make or accept foreign investments or list on a U.S. stock exchange. For example, if we enter into a business combination with a target business operating in China, the combined company may face risks associated with regulatory approvals of the proposed business combination between us and the target, offshore offerings, anti-monopoly regulatory actions, cybersecurity and data privacy, as well as the potential lack of PCAOB inspection of its auditors or the auditors of the target business. In addition, the combined company may be subject to legal and operational risks associated with having substantially all of its operations in China, including risks related to the legal, political and economic polies of the Chines government, the relations between China and the United States, or PRC or United States regulations, which risks could have a material adverse effect on the combined company’s operations and the value of the securities of the combined company.

The PRC government has recently published new policies that significantly affected certain industries such as the education and internet industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding any industry that could adversely affect our potential business combination with a PRC operating business and the business, financial condition and results of operations of the combined company.

The PRC government also recently initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. For example, according to the New Measures effective on February 15, 2022, network platform operators with personal information of more than one million users must apply for cyber security review to the Cyber Security Review Office when they go public abroad, and accordingly these companies may not be willing to list on a U.S. stock exchange or enter into a definitive business combination agreement with us. If we enter into a business combination with a target business operating in China, the combined company may face risks associated with regulatory approvals of the proposed business combination between us and the target, offshore offerings, anti- monopoly regulatory actions, and cybersecurity and data privacy. The PRC government may also intervene with or influence the combined company’s operations as the government deems appropriate. Any such action, once taken by the PRC government, could make it more difficult and costly for us to consummate a business combination with a target business operating in China, result in material changes in the combined company’s post-combination operations and cause the value of the combined company’s securities to significantly decline, or become worthless or completely hinder the combined company’s ability to offer or continue to offer securities to investors.

If we acquire a company based in China, to the extent that the combined company in the future seeks to fund the business through distribution, dividends or transfer of funds among and between holding company and subsidiaries, any such transfer of funds within and among the subsidiaries will be subject to PRC regulations. Specifically, investment in Chinese companies is governed by the Foreign Investment Law, the dividends and distributions from a PRC subsidiary are subject to regulations and restrictions on dividends and payment to parties outside of China, and any transfer of funds among the PRC subsidiaries are allowed under and subject to regulations on private lending. Additionally, the PRC government may impose controls on the conversion of Renminbi into foreign currencies and the remittance of currencies out of the PRC. In order for the combined company to pay dividends to its shareholders, the combined company will rely on payments made from the PRC subsidiaries of the combined company and the distribution of such payments to the combined company as dividends from the PRC subsidiaries of the combined company. If we are to acquire a China-based operating company, the dividends and distributions from a PRC subsidiary are subject to regulations and restrictions on dividends and payment to parties outside of China and the combined company may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from its subsidiaries, if any.

Pursuant to the Holding Foreign Companies Accountable Act, or the HFCAA, the PCAOB issued a Determination Report on December 16, 2021 which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in (1) mainland China of the PRC because of a position taken by one or more authorities in mainland China and (2) Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in Hong Kong. In addition, the PCAOB’s report identified the specific registered public accounting firms which are subject to these determinations. On December 15, 2022, the PCAOB announced that PCAOB has secured complete access to inspect and investigate public accounting firms headquartered in mainland China and Hong Kong, and vacated previous determinations to the contrary. However, uncertainties exist with respect to the implementation of this framework and there is no assurance that the PCAOB will be able to execute, in a timely manner, its future inspections and investigations in a manner that satisfies the Protocol. Should PRC authorities obstruct or otherwise fail to facilitate the PCAOB’s access — in any way and at any point in the future — the Board of PCAOB will act immediately to consider the need to issue a new determination. Our auditor, Marcum Asia CPAs LLP, is a United States accounting firm based in New York City and is subject to regular inspection by the PCAOB. Marcum Asia CPAs LLP is not headquartered in mainland China or Hong Kong and was not identified in the Determination Report as a firm subject to the PCAOB’s determinations. As a special purpose acquisition company, our current business activities only involve preparation of the IPO and searching for targets and consummation of a business combination.

In addition, we will affirmatively exclude any target company the financial statements of which are audited by an accounting firm that the PCAOB has been unable to inspect for two consecutive years at the time of our business combination. Notwithstanding the foregoing, in the event that we decide to consummate our initial business combination with a target business based in or primarily operating in China, if there is any regulatory change which prohibits the independent accountants from providing audit documentations located in mainland China or Hong Kong to the PCAOB for inspection or investigation or the PCAOB expands the scope of the Determination Report so that the target company or the combined company is subject to the HFCAA, as the same may be amended, you may be deprived of the benefits of such inspection which could result in limitation or restriction to our access to the U.S. capital markets and trading of our securities on a national securities exchange or in the over-the-counter trading market in the U.S. may be prohibited, under the HFCAA. On December 29, 2022, the President signed the Consolidated Appropriations Act, 2023, which, among other things, amended the HFCAA to reduce the number of consecutive years an issuer can be identified as a Commission-Identified Issuer before the Commission must impose an initial trading prohibition on the issuer’s securities from three years to two years. Therefore, once an issuer is identified as a Commission-Identified Issuer for two consecutive years, the Commission is required under the HCFAA to prohibit the trading of the issuer’s securities on a national securities exchange and in the over-the-counter market. If the combined company’s auditor cannot be inspected by the PCAOB for two consecutive years, the trading of the securities on any U.S. national securities exchanges, as well as any over-the-counter trading in the U.S., will be prohibited.

Furthermore, there may be difficulties in effecting service of legal process, enforcing foreign judgments or bringing actions in China against us based on foreign laws. Certain of our current executive officers and directors are located in, or have significant ties to, China. Also, if we decide to consummate our initial business combination with a target business based in and primarily operating in China, it is possible that substantially all or a significant portion of combined company’s assets may be located outside of the United States and some of the combined company’s officers and directors may reside outside of the United States. As a result, it may be difficult to effect service of process upon these officers and directors who reside outside of the United States. Even with effective service of process, it may also be difficult to enforce in U.S. courts judgments obtained in U.S. courts based on the civil liability provisions of the U.S. federal securities laws against the officers and directors. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts against the officers and directors predicated upon the civil liability provisions of the securities laws of the United States or any state. The recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. PRC courts may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based either on treaties between China and the country where the judgment is made or on principles of reciprocity between jurisdictions. China does not have any treaties or other forms of written arrangement with the United States that provide for the reciprocal recognition and enforcement of foreign judgments. In addition, according to the PRC Civil Procedures Law, the PRC courts will not enforce a foreign judgment by us against the officers or directors or the future combined company if they decide that the judgment violates the basic principles of PRC laws or national sovereignty, security, or the public interest. As a result, it is uncertain whether and on what basis a PRC court would enforce a judgment rendered by a court in the United States. No PRC legal counsel has been retained for purpose of the IPO and consequently the company did not rely on the advice of PRC counsel. The above discussion is based on our management’s understanding of the current PRC laws, rules, regulations and local market practices and we cannot assure you that our management’s understanding is correct. If we begin our business combination process with a China-based target, we expect to retain a PRC legal counsel who will advise us and provide its opinion of counsel relating to the enforceability of civil liabilities and we cannot assure you that the PRC legal counsel will reach the same conclusion as our management’s assessment above. Furthermore, there would be added costs and issues with bringing an original action in foreign courts against the combined company or the officers and directors to enforce liabilities based upon the U.S. Federal securities laws, and they still may be fruitless.

Potential Approvals from the PRC Governmental Authorities for a Business Combination

We are not limited to a particular industry or geographic region for purposes of consummating an initial business combination. Though we currently do not have any PRC subsidiary or China operations, we may consummate our initial business combination with a target with principal operations in China (excluding any target company the financial statements of which are audited by an accounting firm identified by the PCAOB in the Determination Report, or that the PCAOB has been unable to inspect for two consecutive years and be subject to certain legal and operational risks associated with its operations in the PRC.

The Regulations on Mergers and Acquisitions of Domestic Companies by Foreign Investors (the “M&A Rules”), adopted by six PRC regulatory agencies in 2006, and amended in 2009, require an offshore special purpose vehicle formed for the purpose of an overseas listing of securities in a PRC company to obtain the approval of the CSRC prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange. The scope of the M&A Rules covers two types of transactions: (a) equity deals where the acquisition by a foreign investor, i.e., the offshore special purpose vehicle, of equity in a “PRC domestic company,” and (b) asset deals where the acquisition by an offshore special purpose vehicle of the assets of a “PRC domestic company.” Neither the equity deals or the asset deals will be involved in our business combination process with a China-based target for the reason that the offshore special purpose vehicle of such China-based target directly holds shares through the wholly foreign owned enterprise(s) or WFOE, which are established by means of direct investment rather than by equity deals or asset deals under the M&A Rules. To date, the CSRC has not issued any definitive rules or interpretations concerning whether offerings such as the indirect listing of a China-based entity as part of the business combination are subject to the CSRC approval procedures under the M&A Rules. As a result, based on our management’s understanding of the current PRC laws, rules, regulations and local market practices, the CSRC’s approval under the M&A Rules will not be required in the context of our business combination with a China-based target. However, substantial uncertainty remains regarding the scope and applicability of the M&A Rules to offshore special purpose vehicles and the above analysis are subject to any new laws, rules and regulations or detailed implementation and interpretations in any form relating to the M&A Rules. We cannot assure you that relevant PRC governmental agencies, including the CSRC, would reach the same conclusion as we do. It is possible that we may need to obtain approvals or permissions from CSRC in order for us to complete a business combination with a China-based target pursuant to the M&A Rules. If we are required to obtain such approvals, we cannot assure we will be able to receive them in a timely manner, or at all.

In addition, on December 24, 2021, the CSRC released for public comments Provisions of the State Council on the Administration of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments) and Administrative Measures for the Filing of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments) (the “Draft Rules”). The Draft Rules, if declared into effect, will implement a new regulatory framework requiring Chinese businesses to file with CSRC when pursuing overseas listings. The Draft Rules propose a new filing system for all Chinese companies (including the VIE-structured companies) that are pursuing listings outside mainland China. An overseas listing is required to be filed with CSRC within three working days (i) following the submission of IPO application in the case of an IPO (or similar application in the case of a dual listing on another market), or (ii) following the submission of offering/registration applications (or following the first announcement of the transaction, as applicable) in the case of a SPAC listing or “back-door” listing. It is our management’s understanding that the Draft Rules, if enacted as it is, will subject a China-based target to the new filing system if we decide to consummate our initial business combination with such target. The China-based target and the combined company may be subject to additional compliance requirements in the future if a final rule is adopted with material changes from the Draft Rules. Though we believe that none of the situations that would clearly prohibit overseas listing and offering applies to us, we cannot assure you that we will be able to receive clearance of such filing requirements in a timely manner, or at all.

On December 27, 2021, the National Development and Reform Commission (the “NDRC”) and the Ministry of Commerce (the “MOFCOM”) promulgated Special Administrative Measures (Negative List) for the Access of Foreign Investment (2021 Version), effective as of January 1, 2022 (the “Negative List”). Compared to the previous version, there are no specific industries added to the list but, for the first time, it declares China’s jurisdiction over (and detailed regulatory requirements on) overseas listings made by Chinese businesses in the so-called “Prohibited Industries.” According to Article 6 of the Negative List, domestic enterprises engaging in businesses in which foreign investment is prohibited shall obtain approval from the relevant authorities before offering and listing their shares on an overseas stock exchange. In addition, certain foreign investors shall not be involved in the operation or management of the relevant enterprise, and shareholding percentage restrictions under relevant domestic securities investment management regulations shall apply to such foreign investors. The intended scope of such jurisdiction was further clarified by NDRC officials on a press conference held on January 18, 2022.

On July 6, 2021, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the Opinions on Strictly Cracking Down on Illegal Securities Activities According to Law (the “Opinions”), which call for strengthened regulation over illegal securities activities and supervision on overseas listings by China-based companies and propose to take effective measures, such as promoting the development of relevant regulatory systems to deal with the risks and incidents faced by China-based overseas-listed companies.

Uncertainties still exist as to how the M&A Rules could be interpreted or implemented in the future, and the Opinions stated above is subject to any new laws, rules and regulations or detailed implementations and interpretations in any form relating to the M&A Rules.

Furthermore, pursuant to the PRC Cybersecurity Law, which was promulgated by the Standing Committee of the National People’s Congress on November 7, 2016 and took effect on June 1, 2017, personal information and important data collected and generated by a critical information infrastructure operator in the course of its operations in China must be stored in China, and if a critical information infrastructure operator purchases internet products and services that affects or may affect national security, it should be subject to cybersecurity review by the CAC. In April 2020, the CAC and certain other PRC regulatory authorities promulgated the Measures for Cybersecurity Review, which requires that operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security. On January 4, 2022, the CAC, in conjunction with 12 other government departments issued the New Measures for Cybersecurity Review (the “New Measures”). The New Measures amends the Measures for cybersecurity Review (Draft Revision for Comments) (the ) Draft Measures”) released on July 10, 2021 and came into effect on February 15, 2022. The New Measures include data processing activities of network platform operators that affect or may affect national security into cybersecurity review and clarify that network platform operators with personal information of more than one million users must apply for cybersecurity review to the Cybersecurity Review Office when they go public abroad. The PRC Data Security Law, which took effect on September 1, 2021, imposes data security and privacy obligations on entities and individuals that carry out data activities, provides for a national security review procedure for data activities that may affect national security and imposes export restrictions on certain data and information. On August 20, 2021, the Standing Committee of the People’s Congress promulgated the PRC Personal Information Protection Law (the “PIPL”), which is to take effect on November 1, 2021. The PIPL sets out the regulatory framework for the handling and protection of personal information and the transmission of personal information overseas. If our potential future target business in China involves collecting and retaining internal or customer data, it is our management’s understanding that such target business might be subject to the relevant cybersecurity laws and regulations, including the PRC Cybersecurity Law and the PIPL as discussed above, and that such target business needs to go through the cybersecurity review process before effecting a business combination if it is deemed as a critical information infrastructure operator purchasing internet products and services that affects or may affect national security, a network platform operator that affect or may affect national security, or a network platform operator with personal information of more than one million users. Since the New Measures is new, the implementation and interpretation thereof are not yet clear.

No PRC legal counsel has been retained for purpose of the IPO and consequently the Company did not rely on the advice of PRC counsel. The above discussion is based on our management’s understanding of the current PRC laws, rules, regulations and local market practices and we cannot assure you that our management’s understanding is correct. If we engage in our business combination process with a China-based target, we expect to retain legal experts in the PRC and the U.S. that are experienced with structuring offshore transactions with U.S. public companies. Additionally, we expect that the PRC legal expert will advise us and provide its opinion of counsel relating to the approvals from the PRC Governmental Authorities for the business combination and we cannot assure you that the PRC legal counsel will reach the same conclusion as our management’s assessment above. We plan to consult with PRC government officials when possible to assist us with complying with these structuring considerations and changing developments.

Transfer of Cash to and from Our Post-Combination Organization If We Acquire a Company Based in China (Post-Business Combination)

We are a blank check company with no subsidiaries and no operations of our own except organizational activities, the preparation of the IPO and, following the closing of the IPO, searching for a suitable target to consummate an initial business combination. As of the date of this report, no transfers, dividends, or distribution have been made by us.

If we decide to consummate our initial business combination with a target business based in and primarily operating in China, the combined company whose securities are expected to be listed on a U.S. stock exchange may make capital contributions or extend loans to its PRC subsidiaries through intermediate holding companies subject to compliance with relevant PRC foreign exchange control regulations. After the business combination, the combined company’s ability to pay dividends, if any, to the shareholders and to service any debt it may incur will depend upon dividends paid by its PRC subsidiaries. Under PRC laws and regulations, PRC companies are subject to certain restrictions with respect to paying dividends or otherwise transferring any of their net assets to offshore entities. In particular, under the current PRC laws and regulations, dividends may be paid only out of distributable profits. Distributable profits are the net profit as determined under Chinese accounting standards and regulations, less any recovery of accumulated losses and appropriations to statutory and other reserves required to be made. A PRC company is required to set aside at least 10% of its after-tax profits each year to fund certain statutory reserve funds (up to an aggregate amount equal to half of its registered capital). As a result, the combined company’s PRC subsidiaries may not have sufficient distributable profits to pay dividends to the combined company. Furthermore, if certain procedural requirements are satisfied, the payment in foreign currencies on current account items, including profit distributions and trade and service related foreign exchange transactions, can be made without prior approval from State Administration of Foreign Exchange (the “SAFE”) or its local branches. However, where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses, such as the repayment of loans denominated in foreign currencies, approval from or registration with competent government authorities or its authorized banks is required.

In the event that we were to determine to engage in an initial business combination with a China-based or operating business, we would be subject to restrictions on the use of our cash obtained from our business combination with a China-based or operating business as described under “Risk Factors — If we enter into a business combination with a target business operating in China, PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent the combined company from using the proceeds from the business combination to make loans to or make additional capital contributions to its PRC subsidiaries, which could materially and adversely affect PRC operating companies’ liquidity and ability to fund the operations” in the Prospectus. However, we do not believe we are currently subject to PRC law or regulation, including those PRC laws and regulations which affect our cash flow, including our ability to effect the redemption rights of our shareholders in connection with a business combination. We note that the funds held in trust to effect any such redemption are held in the United States and, in any event, we are not aware of any PRC law or regulation that would prevent us from making redemption payments to our shareholders.

The PRC government may take measures at its discretion from time to time to restrict access to foreign currencies for current account or capital account transactions. If the foreign exchange control regulations prevent the PRC subsidiaries of the combined company from obtaining sufficient foreign currencies to satisfy their foreign currency demands, the PRC subsidiaries of the combined company may not be able to pay dividends or repay loans in foreign currencies to their offshore intermediary holding companies and ultimately to the combined company. We cannot assure you that new regulations or policies will not be promulgated in the future, which may further restrict the remittance of Renminbi into or out of the PRC. We cannot assure you, in light of the restrictions in place, or any amendment to be made from time to time, that the PRC subsidiaries of the combined company will be able to satisfy their respective payment obligations that are denominated in foreign currencies, including the distribution of earnings from our businesses, including subsidiaries, to the parent company and U.S. investors as well as the ability to settle amounts owed under contractual agreements.

Furthermore, the transfer of funds among the PRC subsidiaries are subject to the Provisions of the Supreme People’s Court on Several Issues Concerning the Application of Law in the Trial of Private Lending Cases (2020 Revision, the “Provisions on Private Lending Cases”), which was issued by the Supreme People’s Court of the People’s Republic of China on August 25, 2015 and amended on August 19, 2020 and December 29, 2020, respectively, to regulate the financing activities between natural persons, legal persons and unincorporated organizations. The Provisions on Private Lending Cases do not apply to the disputes arising from relevant financial services such as loan disbursement by financial institutions and their branches established upon approval by the financial regulatory authorities to engage in lending business. The Provisions on Private Lending Cases set forth that private lending contracts will be deemed invalid under the circumstance that (i) the lender swindles loans from financial institutions for relending; (ii) the lender relends the funds obtained by means of a loan from another profit-making legal person, raising funds from its employees, or illegally taking deposits from the public; (iii) the lender who has not obtained the lending qualification according to the law lends money to any unspecified object of the society for the purpose of making profits; (iv) the lender lends funds to a borrower when the lender knows or should have known that the borrower intended to use the borrowed funds for illegal or criminal purposes; (v) the lending is violations of public orders or good morals; or (vi) the lending violates mandatory provisions of laws or administrative regulations. The Provisions on Private Lending Cases set forth that the People’s Court shall support the interest rates not exceeding four times of the market interest rate quoted for one-year loan at the time the private lending contracts were entered into. It is our management’s understanding that the Provisions on Private Lending Cases does not prohibit using cash generated from one subsidiary to fund another subsidiary’s operations. We have not been notified of any other restriction which could limit our PRC subsidiaries’ ability to transfer cash between subsidiaries.

Enforceability of Civil Liability

There are enforcement risks related to civil liabilities due to certain of our executive officers and directors being located outside the United States. Our Chairman and Chief Executive Officer, Mr. Mingyu (Michael) Li, who is also the sole director of our sponsor, is located in China, and our Chief Financial Officer, Ms. Min (Lydia) Zhai, and one of our independent directors, Ms. Tianchen Cai, are located in Singapore. Further, it is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon those officers and directors (prior to or after the business combination) located outside the United States, to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on them under United States securities laws.

In particular, the PRC does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States and many other countries and regions, and you may have to incur substantial costs and contribute significant time to enforce civil liabilities and criminal penalties in reliance on legal remedies under PRC laws. Therefore, recognition and enforcement in the PRC of judgement of United States courts in relation to any matter not subject to a binding arbitration provision may be difficult or impossible.

U.S. Foreign Investment Regulations

One of our directors, Mr. Mingyu (Michael) Li, who is also our Chief Executive Officer, is located in and has significant ties to China. As a result, we may be a less attractive partner to potential target companies outside the PRC, thereby limiting our pool of acquisition candidates. This would impact our search for a target company and make it harder for us to complete an initial business combination with a non-China-based target company. For example, we may not be able to complete an initial business combination with a U.S. target company if such initial business combination is subject to U.S. foreign investment regulations and review by a U.S. government entity. Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. We may be considered a “foreign person” under such rules and regulations and any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions and/or CFIUS review.

The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA and subsequent implementing regulations that are now in force also subject certain categories of investments to mandatory filings. If our potential initial business combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate a business combination with such business.

In addition, if our potential business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing, determine to submit a voluntary notice to CFIUS, or proceed with the initial business combination without notifying CFIUS and then bear the risk of CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we only have 12 months (or up to 18 months if we extend the period of time to consummate a business combination) to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may prevent us from completing the transaction and require us to liquidate. If we liquidate, our public shareholders may only receive $10.00 per share initially, and our rights will expire worthless. Our public shareholders may also lose the potential investment opportunity in a target company and the opportunity of realizing future gains on such investments through any price appreciation in the combined company.

Facilities

We maintain our principal executive office at 1412 Broadway, 21st Floor, Suite 21V, New York, NY 10018.

Employees

We have two executive officers, Mr. Mingyu (Michael) Li serves as our Chief Executive Officer and Ms. Min (Lydia) Zhai serves as our Chief Financial Officer. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once management locates a suitable target business to acquire, they will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time to our affairs) than they would prior to locating a suitable target business. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business (which could range from only a few hours a week while we are trying to locate a potential target business to a majority of their time as we move into serious negotiations with a target business for a business combination). We do not intend to have any full-time employees prior to the consummation of a business combination.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Annual Report on Form 10-K. Factors that could cause our actual results to differ materially from those in this Annual Report on Form 10-K are any of the risks described in the final prospectus of the Company filed with the SEC on November 14, 2024 (File No. 333-282758) (the “Prospectus”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Annual Report on Form 10-K, there have been no material changes to the risk factors disclosed in the Prospectus, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

We are a special purpose acquisition company with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk.

We have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our management is generally responsible for assessing and managing any cybersecurity threats. If and when any reportable cybersecurity incident arises, our management shall promptly report such matters to our board of directors for further actions, including regarding the appropriate disclosure, mitigation, or other response or actions that the board deems appropriate to take.

As of the date of this report, we have not encountered any cybersecurity incidents since our IPO.

Item 2. Properties.

We do not own any real estate or other physical properties materially important to our operations. We maintain our principal executive offices located at 1412 Broadway, 21st Floor, Suite 21V, New York, NY 10018.

Item 3. Legal Proceedings.

We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market Information.

Our Public Units, Ordinary Shares and Rights are each traded on The Nasdaq Global Market under the symbols “HSPTU,” “HSPT” and “HSPTR,” respectively.

Holders

As of the date hereof, we had 2 holders of record of our units, 7 holders of record of our separately traded Ordinary Shares, and 1 holder of record of our separately traded Rights. The number of record holders was determined from the records of our transfer agent.

Dividends

We have not paid any cash dividends on our Ordinary Shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

On July 26, 2024, (1) we issued 1,725,000 ordinary shares of a par value of $0.0001 each to our sponsor for a purchase price of $25,000, or approximately $0.0145 per share, and (2) our sponsor surrendered 1 ordinary shares of a par value of $0.0001 each. On August 2, 2024, our sponsor transferred (i) to each independent director nominee 20,000 founder shares, in the aggregate amount of 60,000 founder shares, and (ii) to our Chief Financial Officer, Min (Lydia) Zhai, 10,000 founder shares, all at the original purchase price when the sponsor acquired such shares from us. As of date of this report, an aggregate of 1,725,000 shares had been sold to certain of our founders, which we refer to throughout this report as the “Founder Shares,” for an aggregate purchase price of $25,000, or approximately $0.0145 per share, in connection with the Company’s organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On November 18, 2024, we consummated the IPO of 6,000,000 Units, generating gross proceeds of $60,000,000. Maxim Group LLC acted as representative of the underwriters. The securities sold in the IPO were sold pursuant to a registration statement on Form S-1 (File No.: 333-282758) (the "Registration Statement"). The Registration Statement became effective on November 12, 2024.

On 200,000 Initial Private Units to the Sponsor at a purchase price of $10.00 per Initial Private Unit, generating gross proceeds to us of $2,000,000. The issuance of the Initial Private Units was made pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act. We also issued to the Representative, 210,000 Ordinary Shares as part of the underwriting compensation (the “Representative Shares”) on the closing of the IPO.

On November 21, 2024, 900,000 Option Units were sold to the Representative upon its exercise of the Over-Allotment Option, at an offering price of $10.00 per Option Unit, generating gross proceeds of $9,000,000. Simultaneously with the issuance and sale of the Option Units, the Company completed a private placement sale of an additional 13,500 Additional Private Unit to the Sponsor at a purchase price of $10.00 per Additional Private Unit, generating gross proceeds of $135,000. In connection with the issuance and sales of the Option Units, the Company issued an additional 31,500 Representative Shares to the Representative.

The proceeds of $69,000,000 million ($10.00 per Public Unit) in the aggregate from the IPO, the Private Placement and sales of the Option Units and the Additional Private Units were placed in the Trust Account.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “us,” “our,” or “we” refer to Horizon Space Acquisition II Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes herein.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check exempted company incorporated in the Cayman Islands on March 21, 2023, for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic region. Because of our significant ties to China, we may pursue opportunities in China (including Hong Kong and Macau). We intend to utilize cash derived from the proceeds of our initial public offering (the “IPO”), our securities, debt or a combination of cash, securities and debt, in effecting a business combination. We have not selected any target business for our initial business combination.

Initial Public Offering and Private Placement

On November 18, 2024, we consummated the IPO of 6,000,000 units (the “Units”). Each Unit consists of one ordinary share, $0.0001 par value per share (each, an “Ordinary Share”), and one right (each, a “Right”), each one Right entitling the holder thereof to exchange for one-tenth of one Ordinary Share upon the completion of the Company’s initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $60,000,000.

Substantially concurrently with the closing of the IPO, the Company completed the private sale of 200,000 units (the “Private Units”) to the Company’s sponsor, Horizon Space Acquisition II Sponsor Corp. (the “Sponsor”). Each Private Unit consists of one Ordinary Share and one Right. The Private Units were sold at a purchase price of $10.00 per Private Unit, generating gross proceeds to the Company of $2,000,000. The Private Units are identical to the Units sold in the IPO, subject to limited exceptions as further described in the Prospectus.

In connection with the IPO, the underwriters were granted an option to purchase up to 900,000 additional Units (the “Over-Allotment Option”). On November 19, 2024, the representative of the underwriters in the IPO, Maxim Group LLC, exercised the Over-Allotment Option in full, and on November 21, 2024, the Representative consummated purchase of 900,000 Units (the “Option Units”), generating gross proceeds of $9,000,000. Simultaneously with the issuance and sale of the Option Units, the Company completed a private placement sale of 13,500 Private Units (the “Additional Private Units”) to the Sponsor at a purchase price of $10.00 per Private Unit, generating gross proceeds of $135,000.

In connection with the IPO and the sale of the Option Units, the Company issued a total of 241,500 Ordinary Shares (the “Representative Shares”) to the Representative.

The proceeds of $69,000,000 from the IPO, the sale of the Option Units and the sales of Private Units, were placed in a trust account (the “Trust Account”) established for the benefit of our public shareholders and the underwriters of the IPO with Wilmington Trust, N.A. acting as trustee.

Our management has broad discretion with respect to the specific application of the proceeds of the IPO and the Private Placement that are held out of the Trust Account, although substantially all the net proceeds are intended to be applied generally towards consummating a business combination and working capital.

Recent Developments

Separate Trading of the Ordinary Shares and Rights

On February 4, 2025, the Company announced that holders of the Company’s units may elect to separately trade the ordinary shares and rights included in its units, commencing on February 5, 2025. The Ordinary Shares and Rights trade on the Nasdaq Global Market (“Nasdaq”) under the symbols “HSPT” and “HSPTR”, respectively. Units not separated will continue to trade on Nasdaq under the symbol “HSPTU.”

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the IPO. Following the IPO, we have not generated any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after the IPO. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. After the IPO, we incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for expenses associated with the search for target opportunities.

For the year ended December 31, 2024, we had a net income of $142,877, which consisted of interest income from the Trust Account of $344,530 offset by formation and operating costs of $201,653.

For the period from March 21, 2023 (inception) through December 31, 2023, we had a net loss of $4,255, all of which consisted of formation and operating costs.

Liquidity and Capital Resources

As of December 31, 2024, the Company had cash of $646,720 and working capital of $450,875.

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

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, Presentation of Financial Statements - Going Concern, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in addressing this uncertainty is through the working capital loans from our Sponsor or its affiliates. In addition, if the Company is unable to complete a Business Combination within the Combination Period by November 18, 2025, unless further extended, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of December 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of December 31, 2024, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The Founder Shares, the Ordinary Shares included in the Private Units, and any Ordinary Shares that may be issued upon conversion of Working Capital Loans and Extension Loans (and any underlying securities) will be entitled to registration rights pursuant to a registration and shareholder rights agreement entered into in connection with the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Critical Accounting Estimates

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. We did not identify any critical accounting estimates.

Recent Accounting Pronouncements

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2024, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to market or interest rate risk.

Item 8. Financial Statements and Supplementary Data.

This information appears following Item 15 of this Form 10-K and is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2024, pursuant to Rule 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2024, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Annual Report on Internal Control over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

22

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2024.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control Over Financial Reporting

Other than as described herein, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Officers, Directors and Director Nominees

Our officers and directors are as follows:

Name	Age	Title
Mingyu (Michael) Li	41	Chief Executive Officer and Chairman of the Board of Directors
Min (Lydia) Zhai	54	Chief Financial Officer
James Jiayuan Tong	51	Director
Qian (Hebe) Xu	43	Director
Tianchen Cai	51	Director

Mr. Mingyu (Michael) Li has served as our Chief Executive Officer, Director and Chairman of the board of director since July 2024. Since August 2022, Mr. Li has served as the Chairman, Chief Executive Officer, Chief Financial Officer and Director of Horizon Space Acquisition I Corp. (NASDAQ: HSPO). Since March 2022, Mr. Li has served as a director of Lakeshore Acquisition II Corp. (NASDAQ: LBBB), a special purpose acquisition company currently listing on NASDAQ. Since December 2021, Mr. Li has served as the Chief Executive Officer of Hangzhou Qianhe Mingde Enterprise Management Consulting Co., Ltd., namely Horizon Holdings, a company providing consulting services. Mr. Li also has served as executive director in Zhejiang Jinhua Qianhe Equity Investment Fund Management Co., Ltd. since July 2016, and as director of Beijing Youcai Network Technology Co., Ltd. since March 2015. Since March 2020, Mr. Li has served as the Chief Executive Officer of Hangzhou Qianhe Mingde Equity Investment Co., Ltd., namely Horizon Capital, a private equity firm focusing renewable and AI-driven manufacturing. In Horizon Capital, he has led a number of private equity fundraisings, managed advisory business for cross-border mergers & acquisitions (“M&A”). From January 2014 to January 2019, Mr. Li served as a Senior Partner at Hejun Capital, a private equity firm specializing in providing capital operation system solutions to high-growth enterprises. During his tenure in Hejun Capital, Mr. Li participated in two M&A transactions and post-merger integration projects involving listed companies in the media sector. From January 2012 to January 2013, Mr. Li served as a Director of Investment Banking in China Minsheng Bank, one of the leading commercial banks in China, where he was responsible for investment banking and financing needs of large energy companies. Mr. Li received his MBA Degree with a major in Finance from Cheung Kong Graduate School of Business in 2012 and a Bachelor’s Degree in Law from Hebei University in 2007.

Ms. Min (Lydia) Zhai has served as our Chief Financial Officer since July 2024. From April 2023 to November 2023, Ms. Zhai served as the regional finance manager of Gopizza Singapore Ptd. Ltd., a global pizza franchise company. From July 2022 to January 2023, Ms. Zhai served as the regional finance manager of Yoshimura Food Holding Pte. Ltd., a regional headquarters of Yoshimiura Food Holdings K.K. (TYO: 2884), a company that provide support services to small and medium sized food enterprises. From April 2015 to July 2022, Ms. Zhai served as the Chief Accountant of the Swiss Club, a country club in Singapore. Ms. Zhai served as the Financial Accountant (from February 2013 to April 2015), and Finance Manager and Analyst (from December 2008 to January 2013) of the Valspar (Singapore) Corp. Pte. Ltd., the Singapore office of Valspar Corporation (NYSE: VAL), a paint and coatings manufacturer. From January 2006 to August 2008, Ms. Zhai served as the Accounting Manager of two subsidiaries of Matex International Limited (SGX: M15), a Singaporean company founded in 1989 that provides colors, specialty chemicals, and clean solutions to industries like textiles, paper, leather, and polymers. Ms. Zhai was Matex International Limited’s analyst Audit Manager from November 2003 to December 2005, and its Accounts Executive from February 2001 to November 2003. Ms. Zhai received her Diploma in Finance in Changzhou Finance and Economy Institution.

Dr. James Jiayuan Tong has served as our independent director since November 2024. From 2020 until 2022, Dr. Tong has served as a Director and Venture Partner of Korean Investment Partner. From 2015 until 2020, Dr. Tong has served partner of Bison Capital (Beijing). Dr. Tong has served as a Venture Partner at Delta Capital, a venture capital and early growth investment firm, since September 2015. From December 2014 until September 2015, Dr. Tong worked as an advisor to Delta Capital. From 2010 to November 2014, he worked as Chief Financial Officer at Tianyin Pharmaceutical Co., Inc., a U.S. public company that manufactures and sells biopharmaceutical herbal medicines, branded generics and other pharmaceuticals in Asia. From 2008 to 2010, Dr. Tong worked as Vice President in the investment banking department at Roth Capital, an investment banking firm headquartered in Newport Beach, CA. In 2007, Dr. Tong was a biotech equity research analyst for Rodman & Renshaw. In 2006, Dr. Tong was principal investigator at the Grass Foundation Laboratory at the Marine Biological Laboratory, Woods Hole, MA. From 2002 to 2005, Dr. Tong was a Postdoctoral Research Fellow at Center for Molecular Medicine and Mitochondrial Genetics at the University of California, Irvine focusing on Neurofibromatosis, cognitive disorders and longevity research. Dr. Tong graduated from Peking University Healthcare Center with a Medical Degree in 1996 and from Stony Brook University and Cold Spring Harbor Laboratory with a Doctor of Philosophy degree majored in Neurobiology and Behavior in 2002. Dr. Tong’s research was published in various high profile scientific journals such as Nature, Nature Genetics and Cancer Cell.

Ms. Qian (Hebe) Xu has served as our independent director since November 2024. Ms. Xu also serves as an Independent Director of Hongli Group Inc. (NASDAQ: HLP), a position held since 2023. She has more than 15 years’ experience in the financial markets as an investment banker, specializing in US-China cross border transactions. Since October 2018, Ms. Xu has served as the founder of HB International Consulting LLC, a firm providing business consulting and financial advisory services. From November 2008 to October 2018, Ms. Xu worked at TriPoint Global Equities LLC, an investment banking firm, as an Analyst (November 2008 to April 2013), as Vice President of investment banking (from April 2013 to May 2017) and the Senior Vice President (from May 2017 to October 2018), leading effort of the US-China cross border investment, mergers & acquisitions, and initial public offerings. Ms. Xu received her Bachelor’s degree in Telecommunication Engineering from Sun Yat-Sen (Zhongshan) University in 2004 and a Master’s degree in Economics from New York University in 2009.

Ms. Tianchen Cai has served as our independent director since November 2024. Since 2018, Ms. Cai has also served as an independent non-executive director of Nanjing Sinolife United Company Limited, a company listed on the Hong Kong Stock Exchange (stock code 3332). Ms. Cai has been an independent non-executive director of China Jishan Holdings Limited (SGX:J18) since December 2017, and resigned on December 2020. She is currently a senior partner at RSM China CPA LLP and has been with the firm since 2013. She has over 20 years of experience in international accounting firms. Prior to joining RSM, she worked in Deloitte Shanghai, Deloitte Hong Kong, Deloitte New York and Deloitte Singapore where she amassed extensive experience in IPOs and M&As in capital markets. She holds memberships in the Institute of Singapore Chartered Accountants (Singapore CPA), the Hong Kong Institute of Certified Public Accountants (HK CPA) and the Chinese Institute of Certified Public Accountants (China CPA). She is also a fellow member of the Association of Chartered Certified Accountants (FCCA) and a Chartered Financial Analyst (CFA) Charter holder of the CFA Institute at Charlottesville, Virginia. She has also completed the Executive Management Program at the Stanford Graduate School of Business in 2008, and EMBA Program of Cheung Kong Graduate School of Business in 2023.

Committees of the Board of Directors

Our Board of Directors has three standing committees: an audit committee, a compensation committee and a nominating committee. Each committee will operate under a charter that has been approved by our board and has the composition and responsibilities described below. Subject to phase-in rules and a limited exception, NASDAQ rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and NASDAQ rules require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the Board of Directors. The members of our audit committee include James Jiayuan Tong, Qian (Hebe) Xu, and Tianchen Cai. Tianchen Cai serves as chairman of the audit committee.

Each member of the audit committee is financially literate and our Board of Directors has determined that Tianchen Cai qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

•	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

•

pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

•	setting clear hiring policies for employees or former employees of the independent auditors;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•

obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•

reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the Board of Directors. The members of our Compensation Committee include James Jiayuan Tong, Qian (Hebe) Xu, and Tianchen Cai. James Jiayuan Tong serves as chairman of the compensation committee. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•

reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

•	reviewing and approving the compensation of all of our other officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by NASDAQ and the SEC.

Compensation Committee Interlocks and Founder Participation

None of our officers currently serves, and in the past year has not served, (i) as a member of the compensation committee or board of directors of another entity, one of whose executive officers served on our compensation committee, or (ii) as a member of the compensation committee of another entity, one of whose executive officers served on our Board of Directors.

Director Nominations

We do not have a standing nominating committee. In accordance with Rule 5605(e)(2) of the NASDAQ Rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of shareholders (or, if applicable, a special meeting of shareholders).

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our form of Code of Ethics and our audit committee charter as exhibits to the Registration Statement. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Clawback Policy

Our clawback policy became effective on November 12, 2024 that applies to our executive officers (the “Clawback Policy”) in order to comply with Nasdaq rules. The Clawback Policy gives the Compensation Committee the discretion to require executive officers to reimburse us for any Erroneously Awarded Compensation (as defined in the Clawback Policy) that was based on financial results that were subsequently restated as a result of that person’s misconduct. A copy of the Clawback Policy is filed as Exhibit 97 to this Annual Report on Form 10-K.

Insider Trading Policy

The Company has adopted an Insider Trading Policy governing the purchase, sale and/or other dispositions of the Company’s securities by its directors, officers and employees and by the Company itself.  A copy of the Insider Trading Policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

Conflicts of Interest

Under Cayman Islands law, our directors owe fiduciary duties to our company, including a duty of loyalty, a duty to act honestly, and a duty to act in good faith in what they consider to be in our best interests. Our directors must also exercise their powers only for a proper purpose. Our directors also have a duty to exercise the skills they actually possess and such care and diligence that a reasonably prudent person would exercise in comparable circumstances.

In fulfilling their duty of care to us, our directors must ensure compliance with our amended and restated memorandum and articles of association as may be amended from time to time. Our company has a right to seek damages against any director who breaches a duty owed to us.

A director may, subject to any separate requirement for audit committee approval under applicable law, the amended and restated memorandum and articles of association or the NASDAQ Stock Market Listing Rules, or disqualification by the chairman of the relevant board meeting, vote in respect of any contract or transaction in which he or she is interested, provided that the nature of the interest of any directors in such contract or transaction is disclosed by him or her at or prior to its consideration and any vote in that matter.

Members of our management team may become an officer or director of another special purpose acquisition company with a class of securities registered under the Exchange Act even before we have entered into a definitive agreement regarding our initial business combination. Potential investors should also be aware of the following other potential conflicts of interest:

•

None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

•

Each of our officers and directors may have in the future additional, fiduciary or contractual obligations to other entities, including any other special purpose acquisition company with a class of securities registered under the Exchange Act, even before we enter into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination within the prescribed timeline. In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•

Our sponsor, officers and directors have agreed to waive their redemption rights with respect to our founder shares, private shares and public shares in connection with the consummation of our initial business combination. Additionally, our sponsor, officers and directors have agreed to waive their redemption rights with respect to their founder shares and private shares if we fail to consummate our initial business combination within 12 months after the closing of the IPO (or up to 18 months from the closing of the IPO if we extend the period of time to consummate a business combination by the full amount of time). If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private units held in the trust account will be used to fund the redemption of our public shares, and the rights will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable or salable by our sponsor until the earlier of (1) six months after the completion of our initial business combination and (2) the date on which we consummate a liquidation, merger, share exchange, reorganization, or other similar transaction after our initial business combination that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property, unless otherwise approved by public shareholders in connection with a business combination; unless different transfer restrictions are otherwise approved by public shareholders in connection with the business combination. Notwithstanding the foregoing, if the last sale price of our ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period 150 days after our initial business combination, the founder shares will be released from the lock-up. With certain limited exceptions, the private units, private shares, private rights and the ordinary shares underlying such rights will not be transferable, assignable or salable by our sponsor until the completion of our initial business combination. Since our sponsor and officers and directors may directly or indirectly own ordinary shares and rights following the IPO, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

•

Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

•

Our directors and officers may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular business combination.

•

The founders’ shares beneficially owned by our founders, officers and directors and the private units purchased by our sponsor, and any rights which our officers or directors may purchase in the aftermarket, will expire worthless if a business combination is not consummated. This is because the holders will not receive liquidation distributions from the trust account with respect to any of the founders’ shares, private shares or rights.

•

Our founders, officers and directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our founders, officers and directors or their affiliates or designees to finance transaction costs in connection with an intended initial business combination. Up to $2,500,000 of such loans may be convertible into working capital units at a price of $10.00 per unit at the option of the lender. Such working capital units would be identical to the private units sold in the private placement.

The conflicts described above may not be resolved in our favor.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Mingyu (Michael) Li	Horizon Space Acquisition I Corp.	SPAC	Chairman, Chief Executive Officer
	Lakeshore Acquisition II Corp.	SPAC	Director
James Jiayuan Song	Korean Investment Partner	Private Investment	Director and Venture Partner
	Delta Capital Investment	Early Growth Investment	Partner
	Bison Capital (Beijing)	Venture Capital Investment	Founder
Qian (Hebe) Xu	HB International Consulting LLC	Business consulting and financial advisory	Founder

Accordingly, if any of the above officers or directors become aware of a business combination opportunity which is suitable for any of the above entities to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity, subject to his or her fiduciary duties under Cayman Islands law.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm, that such an initial business combination is fair to our company from a financial point of view.

In the event that we submit our initial business combination to our public shareholders for a vote, our sponsor, officers and directors have agreed, pursuant to the terms of a letter agreement entered into with us, to vote any founder shares held by them (and their permitted transferees will agree) and any public shares purchased during or after the offering in favor of our initial business combination.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our shares of Common Stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely upon a review of such forms furnished to us during the most recent fiscal year, or written representations that no Forms 5 were required, we believe that that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed by the officers, directors, and security holders required to file the same during the fiscal year ended December 31, 2024.

Item 11. Executive Compensation.

None of our officers or directors has received any cash compensation for services rendered to us, except that on August 2, 2024, our Sponsor transferred (i) to each independent director nominee 20,000 founder shares, in the aggregate amount of 60,000 founder shares, and (ii) to our Chief Financial Officer, Min (Lydia) Zhai, 10,000 founder shares, all at the original purchase price when the sponsor acquired such shares from us. Other than as set forth elsewhere, no compensation of any kind, including finder’s and consulting fees, will be paid to our founders, existing officers, directors and advisors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of our initial business combination although we may consider cash or other compensation to officers or advisors we may hire subsequent to the IPO to be paid either prior to or in connection with our initial business combination. In addition, our officers, directors and advisors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our founders, officers, directors or advisors, or our or their affiliates, including the extension loan and extension convertible notes.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

Following a business combination, to the extent we deem it necessary, we may seek to recruit additional managers to supplement the incumbent management team of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary as of the date hereof by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding Ordinary Shares;

•	each of our officers and directors; and

•	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Ordinary Shares beneficially owned by them.

The beneficial ownership of our Ordinary Shares is based on an aggregate of 9,080,000 Ordinary Shares issued and outstanding as of the date hereof and the record of beneficial ownership as indicated in the statements filed with the SEC pursuant section 13(d) or 13(g) as of the date hereof.

Name and Address of Beneficial Owner(1)	Number of Ordinary Shares Beneficially Owned	Approximate Percentage of Outstanding Ordinary Shares

Mingyu (Michael) Li	1,655,000	18.2%
Min (Lydia) Zhai	10,000	*
James Jiayuan Tong	20,000	*
Qian (Hebe) Xu	20,000	*
Tianchen Cai	20,000	*
All executive officers and directors as a group (5 individuals)	1,725,000	19.0%
5% Holders
Horizon Space Acquisition II Sponsor Corp. (2)	1,655,000	18.2%
Ari Glass (3)	574,990	6.3%
Highbridge Capital Management LLC (4)	530,000	5.8%
Mizuho Financial Group, Inc. (5)	603,771	6.6%
AQR Capital Management, LLC (6)	550,000	6.1%
ATW SPAC Management LLC (7)	835,000	9.2%
TD Securities (USA) LLC (8)	433,813

*	Less than one percent

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Horizon Space Acquisition II Corp., 1412 Broadway, 21st Floor, Suite 21V, New York, NY 10018.

(2)

Mingyu (Michael) Li is the sole director of Horizon Space Acquisition II Sponsor Corp., our sponsor. Mingyu (Michael) Li beneficially owns 50% issued and outstanding shares of the sponsor. Ms. Chen Ying-Chun, a Taiwan resident, holds 50% issued and outstanding shares of the sponsor. In accordance with the governing documents of the sponsor, Mr. Mingyu (Michael) Li is the sole director of the sponsor and deemed to have the voting and dispositive rights over the securities of us held by the sponsor.

(3)

According to a Schedule 13G filed on January 31, 2025 by Boothbay Fund Management, LLC, Boothbay Absolute Return Strategies, LP, and Ari Glass. The Ordinary Shares are held by one or more private funds (the “Boothbay Funds”), which are managed by Boothbay Fund Management, LLC, a Delaware limited liability company (the “Adviser”). Ari Glass is the Managing Member of the Adviser. The Adviser has delegated to certain subadvisors (collectively, “Subadvisors”) the authority to act on behalf of the Boothbay Funds, including the sole authority to vote and direct the disposition of certain Ordinary Shares held by the Boothbay Funds, and such Ordinary Shares may be reported in regulatory filings made by such Subadvisors. The principal business address of Boothbay Fund Management, LLC, Boothbay Absolute Return Strategies, LP, and Ari Glass is 140 East 45th Street, 16th Floor, New York, NY 10017.

(4)

According to a Schedule 13G filed on November 14, 2024 jointly by Highbridge Capital Management, LLC (“Highbridge”), whose principal business address is 1412 Broadway, 21st Floor, Suite 21V, New York, NY 10018. Highbridge Capital Management, LLC is the investment adviser to certain funds and accounts (the “Highbridge Funds”). The Highbridge Funds have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the Ordinary Shares held by Highbridge.

(5)	According to a Schedule 13G filed on February 13, 2025 by Mizuho Financial Group, Inc., whose principal business address is 1-5-5, Otemachi, Chiyoda-ku, Tokyo, 100-8176, Japan.

(6)

According to a Schedule 13G filed on February 14, 2025 jointly by AQR Capital Management, LLC, AQR Capital Management Holdings, LLC and AQR Arbitrage, LLC, whose principal business address is One Greenwich Plaza, Greenwich, CT 06830. AQR Capital Management, LLC is a wholly owned subsidiary of AQR Capital Management Holdings, LLC. AQR Arbitrage, LLC is deemed to be controlled by AQR Capital Management, LLC.

(7)

According to a Schedule 13G filed on February 14, 2025 jointly by ATW SPAC Managemeng LLC Kerry Propper, and Antonio Ruiz-Gimenez, whose principal business address is 1 Pennsylvania Plaza, 48th Floor, New York, New York 10119. The Ordinary Shares are held by (i) one or more private funds managed by ATW SPAC Management LLC, a registered investment adviser, which has been delegated exclusive authority to vote and/or direct the disposition of certain of such Ordinary Shares, and (ii) a private fund, SZOP Multistrat LP, which is managed by an affiliate of ATW SPAC Management LLC. Antonio Ruiz-Gimenez and Kerry Propper are managing members of ATW SPAC Management LLC and its affiliate.

(8)

According to a Schedule 13G filed on March 5, 2025 jointly TD Securities (USA) LLC, Cowen and Company, LLC, Toronto Dominion Holdings USA Inc, TD Group US Holdings LLC, and Toronto Dominion Bank. The address of TD Securities (USA) LLC's (“TDS”) principal office and Toronto Dominion Holdings (U.S.A.), Inc.’s (“TDH") principal office is One Vanderbilt Avenue, New York, New York 10017. The address of TD Group US Holdings LLC's (“TD GUS”) principal office is 251 Little Falls Drive, Wellington, Delaware 19808. The address of Toronto Dominion Bank’s (“TD Bank”) principal office is Toronto-Dominion Centre, 66 Wellington Street West, 12th Floor, TD Tower, Toronto, Ontario, Canada M5K 1A2. TDS has the sole power to vote or direct the vote and the sole power to dispose or direct the disposition of these shares, which were previously owned by Cowen and Company, LLC (“Cowen”).  TDS is successor in interest to Cowen by merger effective as of December 9, 2024. Each of TDH, TD GUS and TD Bank disclaims ownership of the shares reported herein except to the extent of its pecuniary interest therein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

On March 21, 2023, the Company issued one ordinary shares of a par value of $0.0001 to the Sponsor without consideration. On July 26, 2024, the Sponsor acquired 1,725,000 ordinary shares (“Founder Shares”) for a purchase price of $25,000, or approximately $0.0145 per share and surrendered 1 ordinary share, all share amounts have been retroactively restated to reflect this issuance and surrender of 1 ordinary shares. On August 2, 2024, Sponsor transferred (i) to each independent director nominee 20,000 Founder Shares, in the aggregate amount of 60,000 Founder shares, and (ii) to Chief Financial Officer, 10,000 Founder Shares, all at the original purchase price of $0.0145 per share when the Sponsor acquired such shares.

As of December 31, 2024, there were 1,725,000 Founder Shares issued and outstanding.

Promissory Note — Related Party

On July 25, 2024, the Company entered into a promissory note agreement (“Promissory Note Agreement”), pursuant to which the Sponsor agreed to loan the Company up to $500,000 to be used for a portion of the expenses of the IPO. As of December 31, 2024, the Company had not drawn on this promissory note.

Amount Due to Related Party

Amount due to related party represents advancement made by the Sponsor to the Company to pay formation expenses and a portion of the expenses of the IPO. As of December 31, 2024, the Company had amount due to related party amounted to $254,484.

Working Capital Loans

In order to meet with the Company’s working capital needs following the consummation of the IPO or to extend the Company’s life, the Company’s founders, officers and directors or their affiliates/designees may, but are not obligated to, loan the Company funds, from time to time or at anytime, in whatever amount they deem reasonable in their sole discretion. Each loan (“Working Capital Loans”) would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of the notes may be converted upon consummation of our Business Combination into working capital units (“the Working Capital Units”) at a price of $10.00 per unit in addition to the convertible notes in connection with the potential extensions. The Company’s shareholders have approved the issuance of the units and underlying securities upon conversion of such notes, to the extent the holder wishes to so convert them at the time of the consummation of the initial Business Combination. If the Company do not complete a Business Combination, the loans will not be repaid.

The Working Capital Units would be identical to the Private Units sold in the Private Placement. The terms of such loans by the Sponsor or its affiliates, if any, have not been determined and no written agreements exist with respect to such loans.

As of December 31, 2024, the Company had no borrowings under the Working Capital Loans.

Administrative Support Services

Commencing on the date that the Company’s securities are first listed on NASDAQ through the earlier of consummation of the Company’s initial Business Combination and liquidation, the Company will pay an affiliate of Sponsor a total of $10,000 per month for office space, administrative and support services.

On February 5, 2025, upon the approval of the Board and Audit Committee of the Company, the Company and the Sponsor agreed to waive full payment of the Administrative Service Fee.

Related Party Policy

We have not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

We have adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company.

In addition, our audit committee, pursuant to a written charter that we adopted, will be responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our founders unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA, or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire, or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements or cash payments will be made to our founders, existing officers, directors or advisors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination although we may consider cash or other compensation to officers or advisors we may hire subsequent to the IPO to be paid either prior to or in connection with our initial business combination. In addition, the following payments will be made to our founders or their affiliates, none of which will be made from the proceeds of the IPO held in the trust account prior to the completion of our initial business combination:

•	reimbursement of out-of-pocket expenses incurred by them in connection with certain activities on our behalf, such as identifying and investigating possible business targets and business combinations;

•

repayment at the closing of our initial business combination of loans which may be made by our founders or an affiliate of our founders to finance transaction costs in connection with an intended initial business combination, to meet our working capital needs or to extend our life, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $2,500,000 of such loans may be convertible into working capital units, at a price of $10.00 per unit at the option of the lender in addition to the convertible notes in connection with the potential extensions. Such working capital units are identical to the private units sold in the private placement; and

Our audit committee will review on a quarterly basis all payments that were made to our founders or their affiliates.

Director Independence

The NASDAQ listing standards require that a majority of our Board of Directors be independent. An “independent director” is defined generally as a person who has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). We have three “independent directors” as defined in the NASDAQ listing standards and applicable SEC rules. Our board has determined that James Jiayuan Tong, Qian (Hebe) Xu, and Tianchen Cai are independent directors under applicable SEC and NASDAQ rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accounting Fees and Services.

During the period from March 21, 2023 (inception) through December 31, 2024, the firm of Marcum Asia CPAs LLP (“Marcum Asia”), has acted as our principal independent registered public accounting firm. The following is a summary of fees paid or to be paid to Marcum Asia for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum Asia in connection with regulatory filings. The aggregate fees billed by Marcum Asia for professional services rendered for the audit of our annual financial statements, review of the financial information included in our other required filings with the SEC for the year ended December 31, 2024 and for the period from March 21, 2023 (inception) through December 31, 2023 totaled $116,905 and $0, respectively. The above amounts include interim procedures and audit fees.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” We did not pay Marcum Asia for professional services rendered for audit related fees for the year ended December 31, 2024 and for the period from March 21, 2023 (inception) through December 31, 2023.

Tax Fees. We did not pay Marcum Asia for tax planning and tax advice for the year ended December 31, 2024 and for the period from March 21, 2023 (inception) through December 31, 2023.

All Other Fees. We did not pay Marcum Asia for other services for the year ended for the year ended

Before the establishment of the audit comment in November 2024, the Board of Directors pre-approves all auditing services and any non-audit services that are to be performed for the Company by its independent auditor.  After the establishment of the audit committee, the audit committee  pre-approves all auditing services and any non-audit services that are to be performed for the Company by its independent auditor.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

1. The following documents are filed as part of this Annual Report:

Financial Statements: See “Item 8. Financial Statements and Supplementary Data” herein and “Index to Financial Statements” and financial statements incorporated by reference therein commencing below.

2. Financial Statement Schedules: None.

2. Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit Number	Description
3.1

Amended and Restated Memorandum and Articles of Association, dated November 12, 2024. (incorporated herein by reference to Exhibit 3.1 to Form 8-K as filed with the Securities and Exchange Commission on November 18, 2024)

4.1	Specimen Unit Certificate. (incorporated herein by reference to Exhibit 4.1 to Form S-1 as filed with the Securities and Exchange Commission on October 21, 2024)

4.2	Specimen Ordinary Share Certificate. (incorporated herein by reference to Exhibit 4.2 to Form S-1 as filed with the Securities and Exchange Commission on October 21, 2024)

4.3	Specimen Right Certificate (incorporated herein by reference to Exhibit 4.3 to Form S-1 as filed with the Securities and Exchange Commission on October 21, 2024)

4.4

Rights Agreement, dated November 14, 2024, between the Company and Vstock, as rights agent (incorporated herein by reference to Exhibit 4.1 to Form 8-K as filed with the Securities and Exchange Commission on November 18, 2024)

10.1

Private Units Subscription Agreement dated November 14, 2024, between the Company and the Sponsor (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on November 18, 2024)

10.2

Investment Management Trust Agreement, dated November 14, 2024, between the Company and Wilmington Trust, N.A, as trustee. (incorporated herein by reference to Exhibit 10.2 to Form 8-K as filed with the Securities and Exchange Commission on November 18, 2024)

10.3

Registration Rights Agreement, dated November 14, 2024, between the Company, the Sponsor, and the Company’s directors and officers (incorporated herein by reference to Exhibit 10.3 to Form 8-K as filed with the Securities and Exchange Commission on November 18, 2024)

10.4

Letter Agreement, dated November 14, 2024, among the Company, the Sponsor,  and officers and directors of the Company. (incorporated herein by reference to Exhibit 10.4 to Form 8-K as filed with the Securities and Exchange Commission on November 18, 2024)

10.5

Indemnity Agreement, between the Company and the officers and directors of the Company. (incorporated herein by reference to Exhibit 10.5 to Form 8-K as filed with the Securities and Exchange Commission on November 18, 2024)

10.6

Administrative Service Agreement, dated November 14, 2024, between the Company and the Sponsor. (incorporated herein by reference to Exhibit 10.6 to Form 8-K as filed with the Securities and Exchange Commission on November 18, 2024)

19*	Insider Trading Policy

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97*	Policy Relating to Recovery of Erroneously Awarded Compensation

99.1	Audit Committee Charter. (incorporated herein by reference to Exhibit 99.1 to Form S-1 as filed with the Securities and Exchange Commission on October 21, 2024)

99.2	Compensation Committee Charter. (incorporated herein by reference to Exhibit 99.2 to Form S-1 as filed with the Securities and Exchange Commission on October 21, 2024)

101.INS*	Inline XBRL Instance Document – the Inline XBRL Instance Document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HORIZON SPACE ACQUISITION II CORP.

Date: March 26, 2025
	By:	/s/ Mingyu (Michael) Li
Mingyu (Michael) Li
Chief Executive Officer, Chairman and Director
(Principal Executive Officer,)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Mingyu (Michael) Li	Chief Executive Officer, Chairman and Director	March 26, 2025
Mingyu (Michael) Li	(Principle Executive Officer)

/s/ Min (Lydia) Zhai	Chief Financial Officer	March 26, 2025
Min (Lydia) Zhai	(Principal Accounting and Financial Officer)

/s/ James Jiayuan Tong	Director	March 26, 2025
James Jiayuan Tong

/s/ Qian (Hebe) Xu	Director	March 26, 2025
Qian (Hebe) Xu

/s/ Tianchen Cai	Director	March 26, 2025
Tianchen Cai

HORIZON SPACE ACQUISITION II CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Horizon Space Acquisition II Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Horizon Space Acquisition II Corp. (the “Company”) as of December 31, 2024 and 2023, the related statements of operations, shareholders’ equity (deficit) and cash flows for the year ended December 31, 2024 and for the period from March 21, 2023 (inception) to December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audits, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the year ended December 31, 2024 and the period from March 21, 2023 (inception) to December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before November 18, 2025 (unless further extended). There is no assurance that the Company will obtain the necessary approvals or raise the additional capital it needs to fund its business operations and complete any business combination prior to November 18, 2025 (unless further extended), if at all. The Company also has no approved plan in place to extend the business combination deadline beyond November 18, 2025 and lacks the capital resources needed to fund operations and complete any business combination, even if the deadline to complete a business combination is extended to a later date. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum Asia CPAs LLP

Marcum Asia CPAs LLP

We have served as the Company’s auditor since 2024.

New York NY

March 26, 2025

Firm ID: 5395

HORIZON SPACE ACQUISITION II CORP.
BALANCE SHEETS

	December 31, 2024	December 31, 2023

Assets
Current Assets
Cash	$646,720	$-
Prepaid expense	73,490	-
Total Current Assets	720,210	-

Investment held in Trust Account	69,344,530	-

Total Assets	$70,064,740	$-

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity
Current Liabilities
Amount due to related party	$254,484	$-
Other payable and accrued expenses	14,851	4,255
Total Current Liabilities	269,335	4,255

Total Liabilities	269,335	4,255

Commitments and Contingencies (Note 6)	-	-

Ordinary shares, $0.0001 par value, 490,000,000 shares authorized, 6,900,000 shares subject to possible redemption at $10.05 per share	69,344,530	-

Shareholders' Equity (Deficit):
Preferred share, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Ordinary shares, $0.0001 par value, 490,000,000 shares authorized, 2,180,000 shares (excluding 6,900,000 shares subject to possible redemption) and 1,725,000 shares issued and outstanding as of December 31, 2024 and 2023, respectively	218	173
Additional paid-in capital	312,035	24,827
Subscription receivable	-	(25,000)
Accumulated deficit	138,622	(4,255)
Total Shareholders' Equity (Deficit)	450,875	(4,255)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$70,064,740	$-

The accompanying notes are an integral part of these audited financial statements.

HORIZON SPACE ACQUISITION II CORP.
STATEMENTS OF OPERATIONS
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Year Ended December 31, 2024	For the Period From March 21, 2023 (Inception) to December 31, 2023

Formation and operating costs	$201,653	$4,255
Loss from operations	(201,653)	(4,255)

Other income
Interest and dividend income on investments held in Trust	344,530	-

Net income (loss) before income tax	142,877	(4,255)

Income tax expenses	-	-

Net income (Loss)	142,877	(4,255)

Weighted average shares outstanding of redeemable ordinary shares	805,479	-
Basic and diluted net income per share, ordinary shares	$2.67	$-
Weighted average shares outstanding of non-redeemable ordinary shares	1,776,618	1,725,000
Basic and diluted net loss per share, non-redeemable ordinary shares	$(1.13)	$(0.00)

The accompanying notes are an integral part of these audited financial statements.

HORIZON SPACE ACQUISITION II CORP.
STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
(Currency expressed in United States Dollars (“US$”), except for number of shares)

								Total
	Preferred Shares		Ordinary Shares		Additional Paid-in	Subscription	Accumulated	Shareholders' Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	(Deficit)
Balance as of March 21, 2023 (inception)	-	$-	-	$-	$-	$-	$-	$-
Founder share issued to initial shareholder	-	-	1,725,000	173	24,827	(25,000)	-	-
Net loss	-	-	-	-	-	-	(4,255)	(4,255)
Balance as of December 31, 2023	-	-	1,725,000	173	24,827	(25,000)	(4,255)	(4,255)
Received proceed from subscription receivable	-	-	-	-	-	25,000	-	25,000
Sale of public units through public offering, including over-allotment			6,900,000	690	68,999,310	-	-	69,000,000
Sale of private placement units*	-	-	200,000	20	1,999,980	-	-	2,000,000
Sale of private placement units, over-allotment*	-	-	13,500	1	134,999	-	-	135,000
Issuance of representative shares	-	-	241,500	24	341,578	-	-	341,602
Underwriters' discount	-	-	-	-	(1,035,000)	-	-	(1,035,000)
Other offering expenses	-	-	-	-	(809,819)	-	-	(809,819)
Reclassification of ordinary shares subject to redemption	-	-	(6,900,000)	(690)	(68,095,410)	-	-	(68,096,100)
Allocation of offering costs to ordinary shares subject to redemption	-	-	-	-	1,806,783	-	-	1,806,783
Initial accretion of carrying value to redemption value	-	-	-	-	(2,710,683)	-	-	(2,710,683)
Subsequent accretion of carrying value to redemption value	-	-	-	-	(344,530)	-	-	(344,530)
Net income	-	-	-	-	-	-	142,877	142,877
Balance as of December 31, 2024	-	$-	2,180,000	$218	$312,035	$-	$138,622	$450,875

The accompanying notes are an integral part of these audited financial statements.

*As of the date of the issuance of these financial statements, 213,500 private placement units have not been separated into their relevant components

HORIZON SPACE ACQUISITION II CORP.
STATEMENTS OF CASH FLOWS
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Year Ended December 31, 2024	For the Period From March 21, 2023 (Inception) to December 31, 2023
Cash Flows from Operating Activities:
Net income (loss)	$142,877	$(4,255)
Adjustments to reconcile net loss to net cash provided by operating activities:
Dividend and interest income on Trust Account	(344,530)	-
Changes in operating assets and liabilities:
Prepaid expense	(73,490)	-
Accrued expense	164,678	4,255
Net Cash Provided By Operating Activities	(110,465)	-

Cash flows from investing activities:
Investment held in Trust Account	(69,000,000)	-
Net Cash Used in Financing Activities	(69,000,000)	-

Cash Flows from Financing Activities:
Proceeds from sale of public units, including over-allotment, net of underwriters' discount	67,965,000	-
Proceeds from sale of private placement units, including over-allotment	2,135,000	-
Payment of offering costs	(342,815)	-
Net Cash Provided by Financing Activities	69,757,185	-

Net Change in Cash	646,720	-

Cash, beginning of the year	-	-
Cash, end of the year	$646,720	$-

Supplemental Disclosure of Cash Flow Information:
Accrued expense paid by Sponsor	$129,082	$-
Deferred offering costs paid by Sponsor for settlement of subscription receivable	$25,000	$-
Deferred offering costs paid by Sponsor	$125,402	$-
Issuance of representative shares	$341,602	$-
Reclassification of ordinary shares subject to redemption	$68,096,100	$-
Initial accretion of carrying value for public shares to redemption value	$2,710,683	$-
Subsequent accretion of carrying value for public shares to redemption value	$344,530	$-
Allocation of offering costs to ordinary shares subject to redemption	1,806,783	-

The accompanying notes are an integral part of these audited financial statements.

Horizon Space Acquisition II Corp.

Notes To Financial Statements

 December 31, 2024 and 2023

Note 1 — Organization, Business Operation and Going Concern Consideration

Horizon Space Acquisition II Corp. (the “Company”) is a newly organized blank check company incorporated in the Cayman Islands on March 21, 2023 (“Inception”). The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any potential Business Combination target or initiated any substantive discussions, directly or indirectly, with any potential Business Combination prospects. The Company has selected December 31 as its fiscal year end.

As of December 31, 2024, the Company had not commenced any operations. For the period from March 21, 2023(inception) through December 31, 2024, the Company’s efforts have been limited to organizational activities as well as activities related to the initial public offering. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of dividend and/or interest income from the proceeds derived from the IPO (as defined below) and private placement (“Private Placement”, see Note 4).

The Company’s founder and sponsor is Horizon Space Acquisition II Sponsor Corp., a Cayman Islands company (the “Sponsor”). The Company’s ability to commence operations is contingent upon obtaining adequate financial resources through IPO and the Private Placement.

On November 18, 2024, the Company consummated its initial public offering (the “IPO”) of 6,000,000 units (“Units”). Each unit consists of one ordinary share, and one right to receive one-tenth (1/10) of one ordinary share. Each ten rights entitle the holder thereof to receive one ordinary share upon the consummation of the Business Combination. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $60,000,000. On November 19, 2024, the underwriter notified the Company of its exercise of the over-allotment option in full to purchase additional 900,000 Units of the Company (the “Over-Allotment Option”). As a result, on November 21, 2024, 900,000 Units were sold to the underwriter at an offering price of $10.00 per Option Unit (the “Option Units” and together with the Units, collectively, the “Public Units”), generating gross proceeds of $9,000,000. (refer to Note 3)

Simultaneously with the consummation of the IPO and the sale of the Units, the Company consummated the private placement (“Private Placement”) of 200,000 units (the “Private Placement Units”) to the Sponsor, at a price of $10.00 per Private Placement Unit, generating total proceeds of $2,000,000, which is described in Note 4. Simultaneously with the issuance and sale of the Option Units, the Company completed a private placement sale of additional 13,500 units (the “Additional Private Units” and together with the Initial Private Units, collectively, the “Private Units”) to the Sponsor at a purchase price of $10.00 per Additional Private Unit, generating gross proceeds of $135,000.

Transaction costs amounted to aggregated total of $1,844,819, consisting of $1,035,000 of underwriting commissions which was paid in cash at the closing date of the IPO, and upon the exercise of the overallotment option, $341,602 of the Representative Shares (discussed in the below), and $468,217 of other offering costs. At the IPO date, cash of $939,635 was held outside of the Trust Account (as defined below) and is available for the payment of accrued offering costs and for working capital purposes.

In conjunction with the IPO, the Company issued to the underwriter 210,000 ordinary shares for no consideration (the “Representative Shares”). The fair value of the Representative Shares accounted for as compensation under Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation” (“ASC 718”) is included in the offering costs. The fair value of the Representative Shares was estimated by using Black Scholes model as of the IPO date totaled $297,045. In connection with the exercised of the , the Company issued additional 31,500 Representative Shares to the underwriter with fair value of $44,557.

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

Pursuant to the terms of the Company’s memorandum and articles of association, in order to extend the time available for the Company to consummate its initial Business Combination, the Sponsor or designees, must deposit into the Trust Account for each three months extension, $690,000 as the underwriter’s over-allotment option had been exercised in full ($0.10 per share in either case), up to an aggregate of $1,380,000, on or prior to the date of the applicable deadline.

Horizon Space Acquisition II Corp.

Notes To Financial Statements

Going Concern Consideration

As of December 31, 2024, the Company had cash of $646,720 and working capital of $450,875. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, Presentation of Financial Statements - Going Concern,  management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in addressing this uncertainty is through the Working Capital Loans, as defined below (see Note 5).

The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company currently has no commitments in place to receive such financing and there is no assurance that the Company’s plans to raise capital will be successful. In addition, if the Company is unable to complete a Business Combination within the Combination Period by November 18, 2025, unless further extended, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

As a result of the ongoing Russia/Ukraine, Hamas/Israel conflicts and/or other future global conflicts, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and potential future sanctions on the world economy and the specific impact on the Company’s financial position, results of operations or ability to consummate a Business Combination are not yet determinable. The financial statements of the Company do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Significant accounting policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

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

Horizon Space Acquisition II Corp.

Notes To Financial Statements

Use of Estimates

The preparation of the financial statements of the Company in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $646,720 and nil in cash as of December 31, 2024 and 2023, respectively, and did not have any cash equivalents as of December 31, 2024 and 2023.

Investment Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of an investment in money market fund that invest in U.S government treasury obligations and generally have a readily determinable fair value. Gains and losses resulting from the change in fair value of these securities are included in income on Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

As of December 31, 2024 and 2023, the Trust Account had balance of $69,344,530 and nil, respectively. The interests earned from the Trust Account totaled $344,530 for the year ended December 31, 2024, which were fully reinvested into the Trust Account as interest and dividend income on investments and therefore presented as an adjustment to the operating activities in the Statements of Cash Flows.

Offering Costs associated with Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — Expenses of Offering. Offering Costs associated with Initial Public Offering consist of underwriting, legal, and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering and were charged to shareholders’ equity upon the completion of the IPO. Upon closing of the IPO, total of $1,844,819 Offering Costs associated with Initial Public Offering were charged to additional paid in capital.

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less interest income and unrealized gain or loss on investments in trust account less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of December 31, 2024 and 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then shared in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Horizon Space Acquisition II Corp.

Notes To Financial Statements

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Year Ended December 31, 2024	For the Period From March 21, 2023 (Inception) to December 31, 2023
Net income (loss)	$142,877	$(4,255)
Initial accretion of carrying value to redemption value	(2,710,683)	-
Subsequent accretion of carrying value to redemption value	(344,530)	-
Net loss including accretion of carrying value of redemption value	$(2,912,336)	$(4,255)

	December 31, 2024
	Redeemable	Non-Redeemable
	Ordinary	Ordinary
	Share	Share
Basic and diluted net loss per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(908,497)	$(2,003,839)
Initial accretion of carrying value to redemption value	2,710,683	-
Subsequent accretion of carrying value to redemption value	344,530	-
Allocation of net income/(loss)	$2,146,716	$(2,003,839)

Denominators:
Weighted-average shares outstanding	805,479	1,776,618
Basic and diluted net income/ (loss) per share	$2.67	$(1.13)

	December 31, 2023
	Redeemable	Non-Redeemable
	Ordinary	Ordinary
	Share	Share
Basic and diluted net loss per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$-	$(4,255)
Initial accretion of carrying value to redemption value	-	-
Subsequent accretion of carrying value to redemption value	-	-
Allocation of net loss	$-	$(4,255)

Denominators:
Weighted-average shares outstanding	-	1,725,000
Basic and diluted net loss per share	$-	$(0.002)

Ordinary shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s public shares feature certain redemption rights that are outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2024, 6,900,000 ordinary shares subject to possible redemption are presented at the redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Share Rights

The Company accounts for the Public Rights and private placement rights issued in connection with the IPO and the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the rights under equity treatment at their assigned values.

Share-Based Compensation

The Company accounts for the share-based compensation issued to the underwriter under Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation” (“ASC 718”) is included in the offering costs.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of December 31, 2024, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Horizon Space Acquisition II Corp.

Notes To Financial Statements

Fair Value of Financial Instruments Measurements

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

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

On December 31, 2024, the assets held in the Trust Account were held in treasury funds. All of the Company’s investments held in the Trust Account are classified as trading securities.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis on December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment held in Trust Account	$69,344,530	$69,344,530	$-	$-
Total	$69,344,530	$69,344,530	$-	$-

Income Taxes

The Company accounts for income taxes under ASC740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

Horizon Space Acquisition II Corp.

Notes To Financial Statements

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

The Company’s tax provision was deemed to be de minimis for the period presented. The Company is considered to be an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

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

Horizon Space Acquisition II Corp.

Notes To Financial Statements

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

All of the 6,900,000 public shares sold as part of the Public Units in the IPO contain a redemption feature which allows for the redemption of such public shares if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association, or in connection with the Company’s liquidation. In accordance with the Securities and Exchange Commission (the “SEC”) and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity.

The Company’s redeemable ordinary share is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

As of December 31, 2024, the amounts of ordinary shares reflected on the balance sheet are reconciled in the following table.

	As of December 31, 2024
	Share	Amount
Gross proceeds	6,900,000	$69,000,000
Less:
Proceeds allocated to public rights	-	(903,900)
Offering costs of public shares	-	(1,806,783)
Plus:
Initial accretion of carrying value to redemption value	-	2,710,683
Subsequent accretion of carrying value to redemption value	-	344,530
Ordinary shares subject to possible redemption	6,900,000	$69,344,530

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 200,000 Initial Private Placement Units at a price of $10.00 per Initial Private Placement Units for an aggregate purchase price of $2,000,000. Each Initial Private Placement Unit was identical to the Public Units sold in the IPO, except as described below. Simultaneously with the closing of the Option Units on November 21, 2024, the Company consummated the sale of additional 13,500 Additional Private Placement Units to the Sponsor at a price of $10.00 per Additional Private Placement Unit, generating total proceeds of $135,000. As of the date of the issuance of these financial statements, 213,500 private placement units have not been separated into their relevant components

The Sponsor has agreed to waive its redemption rights with respect to its Private Placement shares (i) in connection with the consummation of a Business Combination, (ii) in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem100% of the Company’s public shares if the Company does not complete the Company’s initial Business Combination within 12 months after the closing of this offering (or up to 18 months from the completion of this offering if the Company extends the period of time to consummate a Business Combination by the full amount of time), and (iii) if the Company fails to consummate a Business Combination within 12 months after the closing of this offering (or up to 18 months from the completion of this offering if the Company extends the period of time to consummate a Business Combination by the full amount of time) or if the Company liquidates prior to the expiration of the 12-month period (or up to 18 months from the completion of this offering if the Company extends the period of time to consummate a Business Combination by the full amount of time). However, the Sponsor will be entitled to redemption rights with respect to any public shares held by it if the Company fails to consummate a Business Combination or liquidate within the 12-month period (or up to18 months if the Company extends the period of time to consummate a Business Combination by the full amount of time).

The Sponsor has agreed not to transfer, sell or assign the Private Units and the underlying securities until the consummation of the Company’s initial Business Combination.

Note 5 — Related Party Transactions

Founder Shares

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

Promissory Note — Related Party

On July 25, 2024, the Company entered into a promissory note agreement (“Promissory Note Agreement”), pursuant which the Sponsor agreed to loan the Company up to $500,000 to be used for a portion of the expenses of the Proposed Public Offering. As of December 31, 2024, the Company had not drawn on this promissory note.

Amount Due to Related Party

Amount due to related party represents advancement made by the sponsor to the Company to pay formation expenses and a portion of the expenses of the IPO. As of December 31, 2024, the Company had amount due to related party amounted to $254,484.

Horizon Space Acquisition II Corp.

Notes To Financial Statements

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

As of December 31, 2024, the Company had no borrowings under the Working Capital Loans.

Administrative Support Services

Commencing on the date that the Company’s securities are first listed on NASDAQ through the earlier of consummation of the Company’s initial Business Combination and liquidation, the Company will pay an affiliate of Sponsor a total of $10,000 per month for office space, administrative and support services.

On February 5, 2025, upon the approval of the Board and Audit Committee of the Company, the Company and the Sponsor agreed to waive full payment of the Administrative Service Fee.

Note 6 — Commitments & Contingencies

Registration Rights

The holders of the Founder Shares and private units, units issuable upon the conversion of certain working capital loans and any underlying securities will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of this offering requiring the Company to register such securities for resale. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Horizon Space Acquisition II Corp.

Notes To Financial Statements

Underwriters Agreement

The Company had granted the underwriter a 45-day option from the date of the IPO to purchase up to an additional 900,000 units to cover over-allotments, if any. On November 21, 2024, the underwriters exercised the Option Unit in full. The Company has agreed to pay an underwriting discount of 1.5% of the gross proceeds of the IPO, or $900,000 (or up to $1,035,000 if the underwriters’ over-allotment is exercised in full) to the underwriters at the closing of the IPO in addition to the issuance of the Representative Shares. $900,000 was paid at the closing of the IPO on November 18, 2024. In connection with the issuance and sales of the Option Units, additional $135,000 was paid on November 21, 2024.

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

Note 7 — Shareholders’ Equity

Preference Share

The Company is authorized to issue 10,000,000 shares of preferred share, with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2024 and 2023, there were no preference shares issued or outstanding.

Ordinary Share

The Company is authorized to issue 490,000,000 ordinary shares, with a par value of $0.0001 per share.

On March 21, 2023, the Company issued one ordinary share of a par value of $0.0001 to the Sponsor without consideration.

On July 26, 2024, the Sponsor acquired 1,725,000 Founder Shares (up to 225,000 of which are subject to forfeiture) at a price of approximately 0.0145 per share for an aggregate of $25,000 and surrendered one ordinary share. All share amounts have been retroactively restated to reflect this issuance. on August 2, 2024, Sponsor transferred (i) to each independent director nominee 20,000 Founder Shares, in the aggregate amount of 60,000 Founder Shares, and (ii) to Chief Financial Officer, 10,000 Founder Shares, all at the original purchase price when the Sponsor acquired such shares. Those shares issuance and cancelation were considered as a recapitalization, which were recorded and presented retroactively. As a result of the underwriters’ election to fully exercise their over-allotment option on November 19, 2024, no ordinary shares are currently subject to forfeiture

Horizon Space Acquisition II Corp.

Notes To Financial Statements

As of December 31, 2024 and 2023, there were 2,180,000 and 1,725,000 shares of ordinary share issued and outstanding, excluding 6,900,000 shares subject to possible redemption, respectively. Among these, as of December 31, 2024, 213,500 ordinary shares from 213,500 private placement units have not yet been separated.

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

Rights

As of December 31, 2024, there were 7,113,500 rights outstanding, 6,900,000 of which are publicly traded. Among these, 213,500 rights were issued as part of 213,500 private placement units, which have not yet been separated. At December 31, 2023, there were no right outstanding.

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

Note 8 — Segment information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance. The Company has adopted the guidance in ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, in the accompanying financial statements using the retrospective method of adoption.

The Company’s chief operating decision maker has been identified as the Chief Executive Officer (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating and reportable segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Year Ended December 31, 2024	For the Period From March 21, 2023 (Inception) to December 31, 2023
Professional service fee in connection with the Business Combination	$-	$-
Other formation and operating costs	201,653	4,255
Total formation and operating costs	(201,653)	(4,255)
Interest earned on investment held in Trust Account	344,530	-
Net income (loss)	$142,877	$(4,255)

The key measures of segment profit or loss reviewed by our CODM are interest earned on investment in Trust Account and formation and operating expenses. The CODM reviews interest earned on investment in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. Within formation and operating costs, the CODM specifically reviews professional service fees in connection with the business combination, which are a significant segment expense, and include legal fees, and advisory fees, as these represent significant costs affecting the Company’s consummation of the Business Combination. Other formation and operating costs, including accounting expenses, printing expenses, and regulatory filing fees, are reviewed in aggregate to ensure alignment with budget and contractual obligations. These expenses are monitored to manage and forecast cash available to complete a business combination within the required period.

Note 9 — Subsequent Events

The Company’s management reviewed all material events that have occurred after the balance sheet date through March 26, 2025. Based on the review, except as disclosed below, the Company did not identify any subsequent events that would require adjustment or disclosure in the financial statements.

