Form 10-Q
period 2025-03-31
Horizon Space Acquisition II Corp.
filed 2025-05-16
CIK 2032950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 15, there were 9,080,000 ordinary shares of the Company, par value $0.0001 per share issued and outstanding.

HORIZON SPACE ACQUISITION II CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HORIZON SPACE ACQUISITION II CORP.

 CONDENSED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2025	December 31, 2024
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	$364,776	$646,720
Prepaid expense	124,271	73,490
Total Current Assets	489,047	720,210

Investment held in Trust Account	70,070,601	69,344,530

Total Assets	$70,559,648	$70,064,740

Liabilities, Ordinary Shares Subject to Possible Redemptions and Shareholders’ Equity
Current Liabilities
Amount due to related party	$254,484	$254,484
Other payable and accrued expenses	37,167	14,851
Total Current Liabilities	291,651	269,335

Total Liabilities	291,651	269,335

Commitments and Contingencies (Note 6)

Ordinary shares, $0.0001 par value, 490,000,000 shares authorized, 6,900,000 shares subject to possible redemption at $10.16 and $10.05 per share as of March 31, 2025 and December 31, 2024, respectively.	70,070,601	69,344,530

Shareholders' Equity :
Preferred share, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Ordinary shares, $0.0001 par value, 490,000,000 shares authorized, 2,180,000 shares issued and outstanding as of March 31, 2025 and December 31, 2024 (excluding 6,900,000 shares subject to possible redemption)	218	218
Additional paid-in capital	-	312,035
Retained earnings	197,178	138,622
Total Shareholders' Equity	197,396	450,875
Total Liabilities Ordinary Shares Subject to Possible Redemptions and Shareholders' Equity	$70,559,648	$70,064,740

The accompanying notes are an integral part of these unaudited condensed financial statements.

HORIZON SPACE ACQUISITION II CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024

Formation and operating costs	$253,479	$3,106
Loss from operations	(253,479)	(3,106)

Other income
Interest and dividend income on investments held in Trust	726,071	-

Net income (Loss)	472,592	(3,106)

Weighted average shares outstanding of redeemable ordinary shares	6,900,000	-
Basic and diluted net income per share, ordinary shares	$0.077	$-
Weighted average shares outstanding of non-redeemable ordinary shares	2,180,000	1,725,000
Basic and diluted net loss per share, non-redeemable ordinary shares	$(0.028)	$(0.002)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HORIZON SPACE ACQUISITION II CORP.

UNAUDITED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

					Additional			Total
	Preferred Shares		Ordinary Shares		Paid-in	Subscription	Retained	Shareholder's
	Shares	Amount	Shares	Amount	Capital	Receivable	Earnings	Equity
Balance as of December 31, 2024			$2,180,000	$218	312,035	$-	$138,622	$450,875
Accretion of carrying value to redemption value	-	-	-	-	(312,035)	-	(414,036)	(726,071)
Net loss	-	-	-	-	-	-	472,592	472,592
Balance as of March 31, 2025	-	$-	2,180,000	$218	$-	$-	$197,178	$197,396

					Additional			Total
	Preferred Shares		Ordinary Shares		Paid-in	Subscription	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance as of January 1, 2024	-	$-	1,725,000	$173	$24,827	$(25,000)	$(4,255)	$(4,255)
Founder share issued to initial shareholder	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	(3,106)	(3,106)
Balance as of March 31, 2024	-	$-	1,725,000	$173	$24,827	$(25,000)	$(7,361)	$(7,361)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HORIZON SPACE ACQUISITION II CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Cash Flows from Operating Activities:
Net loss	$472,592	$(3,106)
Adjustments to reconcile net loss to net cash provided by operating activities:
Dividend and interest income on Trust Account	(726,071)	-
Changes in operating assets and liabilities:
Prepaid expense	(50,781)	-
Accrued expense	22,316	3,106
Net Cash Provided By Operating Activities	(281,944)	-

Net Change in Cash	(281,944)	-

Cash at beginning of the period	646,720	-
Cash, end of the period	$364,776	$-

Supplemental Disclosure of Cash Flow Information:
Subsequent accretion of carrying value for public shares to redemption value	$726,071	$-

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

As of March 31, 2025, the Company had not commenced any operations. For the period from March 21, 2023(inception) through March 31, 2025, the Company’s efforts have been limited to organizational activities as well as activities related to the initial public offering. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of dividend and/or interest income from the proceeds derived from the IPO (as defined below) and private placement (“Private Placement”, see Note 4).

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

In conjunction with the IPO, the Company issued to the underwriter 210,000 ordinary shares for no consideration (the “Representative Shares”). The fair value of the Representative Shares accounted for as compensation under Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation” (“ASC 718”) is included in the offering costs. The fair value of the Representative Shares was estimated by using Black Scholes model as of the IPO date totaled $297,045. In connection with the exercised of the underwriter’s over-allotment option, the Company issued additional 31,500 Representative Shares to the underwriter with fair value of $44,557.

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

On May 9, 2025, we entered into a business combination agreement (the “Business Combination Agreement”) with SL Science Holding Limited, a Cayman Islands exempted company (“PubCo”), CW Mega Limited, a Cayman Islands exempted company and a wholly-owned subsidiary of PubCo (“Merger Sub I”), WW Century Limited, a Cayman Islands exempted company and a wholly-owned subsidiary of PubCo (“Merger Sub II”), and SL Bio Ltd., a Cayman Islands exempted company limited by shares (“SL Bio”), pursuant to which, among other things, (i) Merger Sub I will merge with and into the Company, with the Company as the surviving entity and a wholly-owned subsidiary of PubCo (the “First Merger”), and (ii) following the First Merger, Merger Sub II will merge with and into SL Bio, with SL Bio as the surviving entity and a wholly-owned subsidiary of PubCo (the “Second Merger,” and together with the First Merger and the other transactions contemplated by the Business Combination Agreement, the “SL Bio Business Combination”).

Horizon Space Acquisition II Corp.

Notes To Financial Statements

Going Concern Consideration

As of March 31, 2025, the Company had cash of $364,776 and working capital of $197,396. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, Presentation of Financial Statements - Going Concern, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in addressing this uncertainty is through the Working Capital Loans, as defined below (see Note 5).

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

Note 2 — Significant accounting policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results to be expected for any other interim period or for the full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 27, 2025. The accompanying condensed balance sheet as of December 31, 2024 has been derived from the Company’s audited financial statements included in Form 10-K.

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

Horizon Space Acquisition II Corp.

Notes To Financial Statements

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $364,776 and $646,720 in cash as of March 31,2025 and December 31, 2024, respectively, and did not have any cash equivalents as of March 31, 2025 and December 31, 2024.

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

As of March 31, 2025 and December 31, 2024, the Trust Account had balance of $70,070,601 and $69,344,530, respectively. The dividend earned from the Trust Account totaled $726,071 and nil for the three months ended March 31, 2025 and 2024, which were fully reinvested into the Trust Account as interest and dividend income on investments and therefore presented as an adjustment to the operating activities in the Statements of Cash Flows.

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less interest income and unrealized gain or loss on investments in trust account less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of March 31, 2025 and December 31, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then shared in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Horizon Space Acquisition II Corp.

Notes To Financial Statements

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
	(Unaudited)	(Unaudited)
Net income (loss)	$472,592	$(3,106)
Accretion of carrying value to redemption value	(726,071)	-
Net loss including accretion of carrying value of redemption value	$(253,479)	$(3,106)

	March 31, 2025
	Redeemable	Non-Redeemable
	Ordinary	Ordinary
	Share	Share
	(Unaudited)	(Unaudited)
Basic and diluted net loss per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(192,622)	$(60,857)
Accretion of carrying value to redemption value	726,071	-
Allocation of net income/(loss)	$533,449	$(60,857)

Denominators:
Weighted-average shares outstanding	6,900,000	2,180,000
Basic and diluted net income/ (loss) per share	$0.077	$(0.028)

	March 31, 2024
	Redeemable	Non-Redeemable
	Ordinary	Ordinary
	Share	Share
	(Unaudited)	(Unaudited)
Basic and diluted net loss per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$-	$(3,106)
Accretion of carrying value to redemption value	-	-
Allocation of net loss	$-	$(3,106)

Denominators:
Weighted-average shares outstanding	-	1,725,000
Basic and diluted net loss per share	$-	$(0.002)

Horizon Space Acquisition II Corp.

Notes To Financial Statements

Ordinary shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s public shares feature certain redemption rights that are outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2025, 6,900,000 ordinary shares subject to possible redemption are presented at the redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of March 31, 2025 and December 31, 2024, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments Measurements

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

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

Horizon Space Acquisition II Corp.

Notes To Financial Statements

At March 31, 2025 and December 31, 2024, the assets held in the Trust Account were held in treasury funds. All of the Company’s investments held in the Trust Account are classified as trading securities.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	March 31, 2025		December 31, 2024
	(Unaudited)
	Level	Fair value	Level	Fair value

Assets:
Investments held in Trust Account	1	70,070,601	1	69,344,530
Total		$70,070,601		$69,344,530

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company has identified Cayman Islands as its only “major” tax jurisdiction, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on March 21, 2023, the evaluation was performed for 2023 and 2024 tax year which will be the only periods subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.

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

Horizon Space Acquisition II Corp.

Notes To Financial Statements

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company had adopt the ASU 2023-09 on January 1, 2025, and the adoption does not have material impact on its unaudited condensed consolidated financial statements.

 In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures” (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, in each relevant expense caption. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance; however, the Company does not expect a material impact on its unaudited condensed consolidated financial statements.

Except as mentioned above, the Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the on the Company’s unaudited condensed financial statements.

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

As of March 31, 2025 and December 31, 2024, the amounts of ordinary shares reflected on the balance sheet are reconciled in the following table.

	Share	Amount
Gross proceeds	6,900,000	$69,000,000
Less:
Proceeds allocated to public rights	-	(903,900)
Offering costs of public shares	-	(1,806,783)
Plus:
Initial accretion of carrying value to redemption value	-	2,710,683
Subsequent accretion of carrying value to redemption value	-	344,530
Ordinary shares subject to possible redemption, December 31, 2024	6,900,000	69,344,530
Accretion of carrying value to redemption value	-	726,071
Ordinary shares subject to possible redemption, March 31, 2025 (Unaudited)	6,900,000	$70,070,601

Horizon Space Acquisition II Corp.

Notes To Financial Statements

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 200,000 Initial Private Placement Units at a price of $10.00 per Initial Private Placement Units for an aggregate purchase price of $2,000,000. Each Initial Private Placement Unit was identical to the Public Units sold in the IPO, except as described below. Simultaneously with the closing of the Option Units on November 21, 2024, the Company consummated the sale of additional 13,500 Additional Private Placement Units to the Sponsor at a price of $10.00 per Additional Private Placement Unit, generating total proceeds of $135,000. As of the date of the issuance of these unaudited condensed financial statements, 213,500 private placement units have not been separated into their relevant components

The Sponsor has agreed to waive its redemption rights with respect to its Private Placement shares (i) in connection with the consummation of a Business Combination, (ii) in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem100% of the Company’s public shares if the Company does not complete the Company’s initial Business Combination within 12 months after the closing of this offering (or up to 18 months from the completion of this offering if the Company extends the period of time to consummate a Business Combination by the full amount of time), and (iii) if the Company fails to consummate a Business Combination within 12 months after the closing of this offering (or up to 18 months from the completion of this offering if the Company extends the period of time to consummate a Business Combination by the full amount of time) or if the Company liquidates prior to the expiration of the 12-month period (or up to 18 months from the completion of this offering if the Company extends the period of time to consummate a Business Combination by the full amount of time). However, the Sponsor will be entitled to redemption rights with respect to any public shares held by it if the Company fails to consummate a Business Combination or liquidate within the 12-month period (or up to18 months if the Company extends the period of time to consummate a Business Combination by the full amount of time).

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

Horizon Space Acquisition II Corp.

Notes To Financial Statements

Promissory Note — Related Party

On July 25, 2024, the Company entered into a promissory note agreement (“Promissory Note Agreement”), pursuant which the Sponsor agreed to loan the Company up to $500,000 to be used for a portion of the expenses of the Proposed Public Offering. As of March 31, 2025 and December 31,2024, the Company had not drawn on this promissory note.

Amount Due to Related Party

Amount due to related party represents advancement made by the sponsor to the Company to pay formation expenses and a portion of the expenses of the IPO. As of March 31, 2025 and December 31,2024, the Company had amount due to related party amounted to $254,484.

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

As of March 31, 2025 and December 31,2024, the Company had no borrowings under the Working Capital Loans.

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

Note 7 — Shareholders’ Equity

Preference Share

The Company is authorized to issue 10,000,000 shares of preferred share, with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Ordinary Share

The Company is authorized to issue 490,000,000 ordinary shares, with a par value of $0.0001 per share.

On March 21, 2023, the Company issued one ordinary share of a par value of $0.0001 to the Sponsor without consideration.

Horizon Space Acquisition II Corp.

Notes To Financial Statements

On July 26, 2024, the Sponsor acquired 1,725,000 Founder Shares (up to 225,000 of which are subject to forfeiture) at a price of approximately 0.0145 per share for an aggregate of $25,000 and surrendered one ordinary share. All share amounts have been retroactively restated to reflect this issuance. on August 2, 2024, Sponsor transferred (i) to each independent director nominee 20,000 Founder Shares, in the aggregate amount of 60,000 Founder Shares, and (ii) to Chief Financial Officer, 10,000 Founder Shares, all at the original purchase price when the Sponsor acquired such shares. Those shares issuance and cancelation were considered as a recapitalization, which were recorded and presented retroactively. As a result of the underwriters’ election to fully exercise their over-allotment option on November 19, 2024, no ordinary shares are currently subject to forfeiture

As of March 31, 2025 and December 31, 2024, there were 2,180,000 shares of ordinary share issued and outstanding, excluding 6,900,000 shares subject to possible redemption as of each respective date.

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

Rights

As of  March 31, 2025 and December 31, 2024, there were 7,113,500 rights outstanding, 6,900,000 of which are publicly traded. Among these, 213,500 rights were issued as part of 213,500 private placement units, which have not yet been separated.

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

Horizon Space Acquisition II Corp.

Notes To Financial Statements

The Company shall reserve such amount of its profits or share premium in order to pay up the par value of each share issuable in respect of the rights.

Note 8 — Segment information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance. The Company has adopted the guidance in ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, in the accompanying unaudited condensed financial statements using the retrospective method of adoption.

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Professional services fee in connection with Business Combination	$(142,800)	$-
Other formation and operating costs	(110,679)	(3,106)
Total formation and operating costs	(253,479)	(3,106)
Interest earned on investment held in Trust Account	726,071	-
Net income (loss)	$472,592	$(3,106)

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

Note 9 — Subsequent Events

The Company’s management reviewed all material events that have occurred after the balance sheet date through the date when the unaudited condensed financial statements were issued. Based on the review, except as disclosed below, the Company did not identify any subsequent events that would require adjustment or disclosure in the unaudited condensed financial statements.

Business Combination with SL Bio Ltd.

On May 9, 2025, we entered into the Business Combination Agreement with the PubCo, Merger Sub I, Merger Sub II, and SL Bio, pursuant to which, among other things, (i) Merger Sub I will merge with and into the Company, with the Company as the surviving entity and a wholly-owned subsidiary of PubCo (the “First Merger”), and (ii) following the First Merger, Merger Sub II will merge with and into SL Bio, with SL Bio as the surviving entity and a wholly-owned subsidiary of PubCo (the “Second Merger,” and together with the First Merger and the other transactions contemplated by the Business Combination Agreement, the “SL Bio Business Combination”). Upon the consummation of the SL Bio Business Combination, each of the Company and SL Bio will become a subsidiary of PubCo, and the Company’s shareholders and SL Bio’s shareholders will receive ordinary shares, par value US$1.00 per share, of PubCo (“PubCo Ordinary Shares”) as consideration and become the shareholders of PubCo. The PubCo Ordinary Shares is expected to be listed and traded on the Nasdaq Stock Market LLC following the consummation of the SL Bio Business Combination.

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

Commencing on or about February 5, 2025, the holders of the Public Units may select to separately trade on Nasdaq the Ordinary Shares and Rights included in the Public Units under the symbols “HSPT” and “HSPTR”, respectively. Public Units not separated will continue to trade on Nasdaq under the symbol “HSPTU.”

Business Combination with SL Bio Ltd.

On May 9, 2025, we entered into a business combination agreement (the “Business Combination Agreement”) with SL Science Holding Limited, a Cayman Islands exempted company (“PubCo”), CW Mega Limited, a Cayman Islands exempted company and a wholly-owned subsidiary of PubCo (“Merger Sub I”), WW Century Limited, a Cayman Islands exempted company and a wholly-owned subsidiary of PubCo (“Merger Sub II”), and SL Bio Ltd., a Cayman Islands exempted company limited by shares (“SL Bio”), pursuant to which, among other things, (i) Merger Sub I will merge with and into the Company, with the Company as the surviving entity and a wholly-owned subsidiary of PubCo (the “First Merger”), and (ii) following the First Merger, Merger Sub II will merge with and into SL Bio, with SL Bio as the surviving entity and a wholly-owned subsidiary of PubCo (the “Second Merger,” and together with the First Merger and the other transactions contemplated by the Business Combination Agreement, the “SL Bio Business Combination”). Upon the consummation of the SL Bio Business Combination, each of the Company and SL Bio will become a subsidiary of PubCo, and the Company’s shareholders and SL Bio’s shareholders will receive ordinary shares, par value US$1.00 per share, of PubCo (“PubCo Ordinary Shares”) as consideration and become the shareholders of PubCo. The PubCo Ordinary Shares is expected to be listed and traded on the Nasdaq Stock Market LLC following the consummation of the SL Bio Business Combination.

SL Bio, through SL Bio Co., Ltd., SL Bio’s subsidiary established under the laws of Taiwan, is in the business of developing groundbreaking cellular and gene therapies.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through March 31, 2025 were organizational activities and those necessary to prepare for the IPO and search for a target candidate. We do not expect to generate any operating revenues until after the completion of the Business Combination. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. After the IPO, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for expenses associated with the search for target opportunities.

For the three months ended March 31, 2025, we had a net income of $472,592, of which $726,071 was interest and dividend income from investments held in trust, offset formation and operating expenses of $253,479.

For the three months ended March 31, 2024, we had a net loss of $3,106, which consisted of formation and operating expenses.

Liquidity and Capital Resources

As of March 31, 2025, the Company had cash of $364,776 and working capital of $197,396.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of March 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of March 31, 2025, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income taxes (Topic 740): Improvements to Income Tax Disclosure (“ASU 2023-09”), which enhances the transparency and usefulness of income tax disclosures. ASU 2023-09 will be effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company had adopt the ASU 2023-09 on January 1, 2025, and the adoption does not have material impact on its unaudited condensed consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures” (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, in each relevant expense caption. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance; however, the Company does not expect a material impact on its unaudited condensed consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended March 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Horizon Space Acquisition II Corp.

Date: May 16, 2025	By:	/s/ Mingyu (Michael) Li
Mingyu (Michael) Li
Chief Executive Officer

Date: May 16, 2025	By:	/s/ Min (Lydia) Zhai
Min (Lydia) Zhai
Chief Financial Officer

