Form 10-Q
period 2025-06-30
Horizon Space Acquisition II Corp.
filed 2025-08-14
CIK 2032950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 13, there were 9,080,000 ordinary shares of the Company, par value $0.0001 per share issued and outstanding.

HORIZON SPACE ACQUISITION II CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HORIZON SPACE ACQUISITION II CORP.
UNAUDITED CONDENSED BALANCE SHEETS
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	$26,030	$646,720
Prepaid expense	90,052	73,490
Total Current Assets	116,082	720,210

Investment held in Trust Account	70,801,049	69,344,530

Total Assets	$70,917,131	$70,064,740

Liabilities, Ordinary Shares Subject to Possible Redemptions and Shareholders’ (Deficit) Equity
Current Liabilities
Amount due to related party	$254,484	$254,484
Other payable and accrued expenses	173,368	14,851
Total Current Liabilities	427,852	269,335

Total Liabilities	427,852	269,335

Commitments and Contingencies (Note 6)

Ordinary shares, $0.0001 par value, 490,000,000 shares authorized, 6,900,000 shares subject to possible redemption at $10.261 and $11.475 per share as of June 30, 2025 and December 31, 2024, respectively.	70,801,049	69,344,530

Shareholders’ (Deficit) Equity :
Preferred share, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Ordinary shares, $0.0001 par value, 490,000,000 shares authorized, 2,180,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024 (excluding 6,900,000 shares subject to possible redemption)	218	218
Additional paid-in capital	-	312,035
(Accumulated deficit) retained earnings	(311,988)	138,622
Total Shareholders’ (Deficit) Equity	(311,770)	450,875
Total Liabilities Ordinary Shares Subject to Possible Redemptions and Shareholders’ (Deficit) Equity	$70,917,131	$70,064,740

The accompanying notes are an integral part of these unaudited condensed financial statements.

HORIZON SPACE ACQUISITION II CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Three Months Ended June 30, 2025	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024
Formation and operating costs	$509,166	$8,000	$762,645	$11,106
Loss from operations	(509,166)	(8,000)	(762,645)	(11,106)

Other income
Interest and dividend income on investments held in Trust	730,448	-	1,456,519	-
Net income (Loss)	221,282	(8,000)	693,874	(11,106)

Weighted average shares outstanding of redeemable ordinary shares	6,900,000	-	6,900,000	-
Basic and diluted net income per share, ordinary shares	$0.050	$-	$0.127	$-
Weighted average shares outstanding of non-redeemable ordinary shares	2,180,000	1,725,000	2,180,000	1,725,000
Basic and diluted net loss per share, non-redeemable ordinary shares	$(0.056)	$(0.005)	$(0.084)	$(0.006)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HORIZON SPACE ACQUISITION II CORP.
UNAUDITED CONDENSED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY
(Currency expressed in United States Dollars (“US$”), except for number of shares)

					Additional		Retained Earning	Total
	Preferred Shares		Ordinary Shares		Paid-in	Subscription	(Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit)	Equity
Balance as of December 31, 2024 (Audited)		$	2,180,000	$218	312,035	$-	$138,622	$450,875
Accretion of carrying value to redemption value	-	-	-	-	(312,035)	-	(414,036)	(726,071)
Net income	-	-	-	-	-	-	472,592	472,592
Balance as of March 31, 2025 (Unaudited)	-	$-	2,180,000	$218	$-	$-	$197,178	$197,396
Accretion of carrying value to redemption value			-	-	-	-	(730,448)	(730,448)
Net income			-	-	-	-	221,282	221,282
Balance as of June 30, 2025 (Unaudited)	-	$-	2,180,000	$218	$-	$-	$(311,988)	$(311,770)

					Additional			Total
	Preferred Shares		Ordinary Shares		Paid-in	Subscription	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Equity (Deficit)
Balance as of January 1, 2024	-	$-	1,725,000	$173	$24,827	$(25,000)	$(4,255)	$(4,255)
Net loss	-	-	-	-	-	-	(3,106)	(3,106)
Balance as of March 31, 2024 (Unaudited)	-	$-	1,725,000	$173	$24,827	$(25,000)	$(7,361)	$(7,361)
Collection of subscription receivable	-	-	-	-	-	25,000	-	25,000
Net loss							(8,000)	(8,000)
Balance as of June 30, 2024 (Unaudited)	-	$-	1,725,000	$173	$24,827	$-	$(15,361)	$9,639

The accompanying notes are an integral part of these unaudited condensed financial statements.

HORIZON SPACE ACQUISITION II CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30,2024
Cash Flows from Operating Activities:
Net income (Loss)	$693,874	$(11,106)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Dividend and interest income on Trust Account	(1,456,519)	-
Changes in operating assets and liabilities:
Prepaid expense	(16,562)	-
Accrued expense	158,517	11,106
Net Cash Use in Operating Activities	(620,690)	-

Net Change in Cash	(620,690)	-

Cash at beginning of the period	646,720	-
Cash, end of the period	$26,030	$-

Supplemental Disclosure of Cash Flow Information:
Accrued expense paid by Sponsor	$-	$7,361
Prepaid expense paid by Sponsor	-	41,200
Deferred offering costs paid by Sponsor for settlement of subscription receivable	-	25,000
Deferred offering costs paid by Sponsor	-	25,000
Subsequent accretion of carrying value for public shares to redemption value	$1,456,519	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Horizon Space Acquisition II Corp.

Notes To Unaudited Condensed Financial Statements

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

As of June 30, 2025, the Company had not commenced any operations. For the period from March 21, 2023(inception) through June 30, 2025, the Company’s efforts have been limited to organizational activities as well as activities related to the initial public offering. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of dividend and/or interest income from the proceeds derived from the IPO (as defined below) and private placement (“Private Placement”, see Note 4).

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

Horizon Space Acquisition II Corp.

Notes To Unaudited Condensed Financial Statements

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

Horizon Space Acquisition II Corp.

Notes To Unaudited Condensed Financial Statements

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

Business Combination

On May 9, 2025, the Company entered into a business combination agreement (the “Business Combination Agreement”) with SL Science Holding Limited, a Cayman Islands exempted company (“PubCo”), CW Mega Limited, a Cayman Islands exempted company and a wholly-owned subsidiary of PubCo (“Merger Sub I”), WW Century Limited, a Cayman Islands exempted company and a wholly-owned subsidiary of PubCo (“Merger Sub II”), and SL Bio Ltd., a Cayman Islands exempted company limited by shares (“SL Bio”), pursuant to which, among other things, (i) Merger Sub I will merge with and into the Company, with the Company as the surviving entity and a wholly-owned subsidiary of PubCo (the “First Merger”), and (ii) following the First Merger, Merger Sub II will merge with and into SL Bio, with SL Bio as the surviving entity and a wholly-owned subsidiary of PubCo (the “Second Merger,” and together with the First Merger and the other transactions contemplated by the Business Combination Agreement, the “SL Bio Business Combination”).

Going Concern Consideration

As of  June 30, 2025, the Company had cash of $26,030 and working deficit of $311,770. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination.

The Company expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. The Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case, subject to compliance with applicable securities laws, the Company may issue additional securities or incur debt prior to or in connection with such Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, Presentation of Financial Statements - Going Concern, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in addressing this uncertainty is through the Working Capital Loans, as defined below (see Note 5). Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company currently has no commitments in place to receive such financing and there is no assurance that the Company’s plans to raise capital will be successful. In addition, if the Company is unable to complete a Business Combination within the Combination Period by November 18, 2025, unless further extended, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern for a period within one year after the date that the accompanying unaudited condensed financial statements are issued. The financial statements of the Company do not include any adjustments that might result from the outcome of this uncertainty.

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

Horizon Space Acquisition II Corp.

Notes To Unaudited Condensed Financial Statements

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $26,030 and $646,720 in cash as of June 30,2025 and December 31, 2024, respectively, and did not have any cash equivalents as of  June 30, 2025 and December 31, 2024.

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

Horizon Space Acquisition II Corp.

Notes To Unaudited Condensed Financial Statements

As of June 30, 2025 and December 31, 2024, the Trust Account had balance of $70,801,049 and $69,344,530, respectively. Earnings on these trading securities are included in interest earned on investments held in the Trust Account in the accompanying unaudited condensed statements of operations. Income earned on these investments were fully reinvested into the Trust and therefore considered as an adjustment to reconcile net income (loss) to net cash used in operating activities in the condensed statements of cash flows. For the three months ended June 30, 2025 and 2024, there were $730,448 and nil of interest and dividend income recognized, respectively. For the six months ended June 30, 2025 and 2024, there were $1,456,519 and nil of interest and dividend income recognized, respectively.

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less interest income and unrealized gain or loss on investments in trust account less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of June 30, 2025 and December 31, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then shared in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Three Months Ended June 30, 2025	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income (loss)	$221,282	$(8,000)	$(693,874)	$(11,106)
Accretion of carrying value to redemption value	(730,448)	-	(1,456,519)	-
Net loss including accretion of carrying value of redemption value	$(509,166)	$(8,000)	$(762,645)	$(11,106)

	For the Three Months Ended		For the Three Months Ended
	June 30, 2025		June 30, 2024
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	Common	Common	Common	Common
	Stock	Stock	Stock	Stock
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(386,921)	$(122,245)	$-	$(8,000)
Accretion of carrying value to redemption value	730,448	-	-	-
Allocation of net income/(loss)	$343,527	$(122,245)	$-	$(8,000)

Denominators:
Weighted-average shares outstanding	6,900,000	2,180,000	-	1,725,000
Basic and diluted net income/ (loss) per share	$0.050	$(0.056)	$-	$(0.005)

Horizon Space Acquisition II Corp.

Notes To Unaudited Condensed Financial Statements

	For the Six Months Ended		For the Six Months Ended
	June 30, 2025		June 30, 2024
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	Common	Common	Common	Common
	Stock	Stock	Stock	Stock
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(579,543)	$(183,102)	$-	$(11,106)
Accretion of carrying value to redemption value	1,456,519	-	-	-
Allocation of net income/(loss)	$876,976	$(183,102)	$-	$(11,106)

Denominators:
Weighted-average shares outstanding	6,900,000	2,180,000	-	1,725,000
Basic and diluted net income/ (loss) per share	$0.127	$(0.084)	$-	$(0.006)

Ordinary shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s public shares feature certain redemption rights that are outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2025, 6,900,000 ordinary shares subject to possible redemption are presented at the redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of June 30, 2025 and December 31, 2024, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Horizon Space Acquisition II Corp.

Notes To Unaudited Condensed Financial Statements

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

At June 30, 2025 and December 31, 2024, the assets held in the Trust Account were held in treasury funds. All of the Company’s investments held in the Trust Account are classified as trading securities.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	June 30, 2025		December 31, 2024
	(Unaudited)
	Level	Fair value	Level	Fair value

Assets:
Investments held in Trust Account	1	70,801,049	1	69,344,530

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

Horizon Space Acquisition II Corp.

Notes To Unaudited Condensed Financial Statements

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

Horizon Space Acquisition II Corp.

Notes To Unaudited Condensed Financial Statements

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

As of June 30, 2025 and December 31, 2024, the amounts of ordinary shares reflected on the balance sheet are reconciled in the following table.

	Share	Amount
Gross proceeds from the IPO	6,900,000	$69,000,000
Less:
Gross Proceeds from the IPO allocated to public rights	-	(903,900)
Offering costs of public shares	-	(1,806,783)
Plus:
Initial accretion of carrying value to redemption value	-	2,710,683
Subsequent accretion of carrying value to redemption value	-	344,530
Ordinary shares subject to possible redemption, December 31, 2024	6,900,000	69,344,530
Accretion of carrying value to redemption value	-	1,456,519
Ordinary shares subject to possible redemption, June 30, 2025 (Unaudited)	6,900,000	$70,801,049

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

Horizon Space Acquisition II Corp.

Notes To Unaudited Condensed Financial Statements

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

Promissory Note — Related Party

On July 25, 2024, the Company entered into a promissory note agreement (“Promissory Note Agreement”), pursuant which the Sponsor agreed to loan the Company up to $500,000 to be used for a portion of the expenses of the Proposed Public Offering. As of June 30, 2025 and December 31,2024, the Company had not drawn on this promissory note.

Amount Due to Related Party

Amount due to related party represents advancement made by the sponsor to the Company to pay formation expenses and a portion of the expenses of the IPO. As of June 30, 2025 and December 31,2024, the Company had amount due to related party amounted to $254,484.

Horizon Space Acquisition II Corp.

Notes To Unaudited Condensed Financial Statements

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

As of June 30, 2025 and December 31,2024, the Company had no borrowings under the Working Capital Loans.

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

Horizon Space Acquisition II Corp.

Notes To Unaudited Condensed Financial Statements

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

Note 7 — Shareholders’ Equity

Preference Share

The Company is authorized to issue 10,000,000 shares of preferred share, with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Ordinary Share

The Company is authorized to issue 490,000,000 ordinary shares, with a par value of $0.0001 per share.

On March 21, 2023, the Company issued one ordinary share of a par value of $0.0001 to the Sponsor without consideration.

On July 26, 2024, the Sponsor acquired 1,725,000 Founder Shares (up to 225,000 of which are subject to forfeiture) at a price of approximately 0.0145 per share for an aggregate of $25,000 and surrendered one ordinary share. All share amounts have been retroactively restated to reflect this issuance. on August 2, 2024, Sponsor transferred (i) to each independent director nominee 20,000 Founder Shares, in the aggregate amount of 60,000 Founder Shares, and (ii) to Chief Financial Officer, 10,000 Founder Shares, all at the original purchase price when the Sponsor acquired such shares. Those shares issuance and cancelation were considered as a recapitalization, which were recorded and presented retroactively. As a result of the underwriters’ election to fully exercise their over-allotment option on November 19, 2024, no ordinary shares are currently subject to forfeiture

As of June 30, 2025 and December 31, 2024, there were 2,180,000 shares of ordinary share issued and outstanding, excluding 6,900,000 shares subject to possible redemption as of each respective date.

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

Horizon Space Acquisition II Corp.

Notes To Unaudited Condensed Financial Statements

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

Rights

As of  June 30, 2025 and December 31, 2024, there were 7,113,500 rights outstanding, 6,900,000 of which are publicly traded. Among these, 213,500 rights were issued as part of 213,500 private placement units, which have not yet been separated.

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

Horizon Space Acquisition II Corp.

Notes To Unaudited Condensed Financial Statements

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months Ended June 30, 2025	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024
Professional services fee in connection with Business Combination	$(435,645)	$-	$(578,445)	$-
Other formation and operating costs	(73,521)	(8,000)	(184,200)	(11,106)
Total formation and operating costs	(509,166)	(8,000)	(762,645)	(11,106)
Interest earned on investment held in Trust Account	730,448	-	1,456,519	-
Net income (loss)	$221,282	$(8,000)	$693,874	$(11,106)

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

On July 5, 2025, the Company issued an unsecured promissory note in the principal amount of $300,000 to its sponsor, Horizon Space Acquisition II Sponsor Corp., to provide additional working capital. The note bears no interest and is payable on the earlier of the consummation of a business combination or the Company's termination date. At the Payee’s discretion, the note may be converted into private placement units at a conversion price of $10.00 per unit, each consisting of one ordinary share, and one right. The proceeds were funded via wire transfer on July 7, 2025.

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

Working Capital Note

In order to meet our working capital needs following the consummation of this offering until completion of an initial business combination, our Sponsor, officers and directors or their affiliates or designees may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $2,500,000 of the working capital loans may be converted upon consummation of our business combination into working capital units at a price of $10.00 per unit.

On July 5, the Company issued a promissory note (the “Working Capital Note”)  to the Sponsor, under which the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the working capital. This loan is non-interest bearing, unsecured and is due at the earlier of (i) the consummation of the Company’s initial business combination or (ii) the date of expiry of the term of the Company. The Sponsor, as the payee, has the right, but not the obligation, to convert the note, in whole or in part, into Private Units of the Company, that are identical to the Private Units issued by the Company in the Private Placement consummated simultaneously with the Company’s IPO, subject to certain exceptions, by providing the Company with written notice of the intention to convert at least two business days prior to the closing of a business combination. The number of Private Units to be received by the Sponsor in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the Sponsor by (y) $10.00. As of date of this report, the Company had drawn $300,000 on the Working Capital Note.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through June 30, 2025 were organizational activities and those necessary to prepare for the IPO and search for a target candidate. We do not expect to generate any operating revenues until after the completion of the Business Combination. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. After the IPO, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for expenses associated with the search for target opportunities.

For the three months ended June 30, 2025, we had a net income of $221,282, of which $730,448 was interest and dividend income from investments held in trust, offset formation and operating expenses of $509,166.

For the three months ended June 30, 2024, we had a net loss of $8,000, which consisted of formation and operating expenses.

For the six months ended June 30, 2025, we had a net income of $693,874, of which $1,456,519 was interest and dividend income from investments held in trust, offset formation and operating expenses of $762,645.

For the six months ended June 30, 2024, we had a net loss of $11,106, which consisted of formation and operating expenses.

Liquidity and Capital Resources

As of June 30, 2025, the Company had cash of $26,030 and working capital deficit of $311,770.

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

Prior to consummation of an initial business combination, we will be using the funds held outside of the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of June 30, 2025, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended June 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Horizon Space Acquisition II Corp.

Date: August 14, 2025	By:	/s/ Mingyu (Michael) Li
Mingyu (Michael) Li
Chief Executive Officer

Date: August 14, 2025	By:	/s/ Min (Lydia) Zhai
Min (Lydia) Zhai
Chief Financial Officer

