Form 10-Q
period 2025-09-30
Horizon Space Acquisition II Corp.
filed 2025-11-13
CIK 2032950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of the date hereof, there were 9,080,000 ordinary shares of the Company, par value $0.0001 per share issued and outstanding.

HORIZON SPACE ACQUISITION II CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HORIZON SPACE ACQUISITION II CORP.

UNAUDITED CONDENSED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	$66,627	$646,720
Prepaid expense	55,833	73,490
Total Current Assets	122,460	720,210

Investment held in Trust Account	71,540,599	69,344,530

Total Assets	$71,663,059	$70,064,740

Liabilities, Ordinary Shares Subject to Possible Redemptions and Shareholders’ (Deficit) Equity
Current Liabilities
Promissory note, related party	$300,000	$-
Amount due to related party	254,484	254,484
Other payable and accrued expenses	4,270	14,851
Over-allotment liability	-
Total Current Liabilities	558,754	269,335

Total Liabilities	558,754	269,335

Commitments and Contingencies (Note 6)

Ordinary shares, $0.0001 par value, 490,000,000 shares authorized, 6,900,000 shares subject to possible redemption at $10.368 and $11.475 per share as of September 30, 2025 and December 31, 2024, respectively.	71,540,599	69,344,530

Shareholders' (Deficit) Equity :
Preferred share, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Ordinary shares, $0.0001 par value, 490,000,000 shares authorized, 2,180,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024 (excluding 6,900,000 shares subject to possible redemption)	218	218
Additional paid-in capital	-	312,035
(Accumulated deficit) retained earnings	(436,512)	138,622
Total Shareholders' (Deficit) Equity	(436,294)	450,875
Total Liabilities Ordinary Shares Subject to Possible Redemptions and Shareholders’ (Deficit) Equity	$71,663,059	$70,064,740

The accompanying notes are an integral part of these unaudited condensed financial statements.

HORIZON SPACE ACQUISITION II CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2025	For the Nine Months Ended September 30, 2024

Formation and operating costs	$124,524	$33,604	$887,169	$44,710
Loss from operations	(124,524)	(33,604)	(887,169)	(44,710)

Other income
Interest and dividend income on investments held in Trust	739,550	-	2,196,069	-
Net income (Loss)	615,026	(33,604)	1,308,900	(44,710)

Weighted average shares outstanding of redeemable ordinary shares	6,900,000	-	6,900,000	-
Basic and diluted net income per share, ordinary shares	$0.093	$-	$0.221	$-
Weighted average shares outstanding of non-redeemable ordinary shares	2,180,000	1,500,000	2,180,000	1,500,000
Basic and diluted net loss per share, non-redeemable ordinary shares	$(0.014)	$(0.022)	$(0.098)	$(0.030)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HORIZON SPACE ACQUISITION II CORP.

UNAUDITED CONDENSED STATEMENTS OF SHAREHOLDERS' DEFICIT

(Currency expressed in United States Dollars (“US$”), except for number of shares)

					Additional		Retained Earning	Total Shareholders'
	Preferred Shares		Ordinary Shares		Paid-in	Subscription	(Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit)	Deficit
Balance as of December 31, 2024 (Audited)	-	$-	2,180,000	$218	312,035	$-	$138,622	$450,875
Accretion of carrying value to redemption value	-	-	-	-	(312,035)	-	(414,036)	(726,071)
Net income	-	-	-	-	-	-	472,592	472,592
Balance as of March 31, 2025 (Unaudited)	-	-	2,180,000	218	-	-	197,178	197,396
Accretion of carrying value to redemption value	-	-	-	-	-	-	(730,448)	(730,448)
Net income	-	-	-	-	-	-	221,282	221,282
Balance as of June 30, 2025 (Unaudited)	-	-	2,180,000	218	-	-	(311,988)	(311,770)
Accretion of carrying value to redemption value	-	-	-	-	-	-	(739,550)	(739,550)
Net income	-	-	-	-	-	-	615,026	615,026
Balance as of September 30, 2025 (Unaudited)	-	$-	2,180,000	$218	$-	$-	$(436,512)	$(436,294)

	Preferred Shares		Ordinary Shares		Additional Paid-in	Subscription	Accumulated	Total Shareholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance as of January 1, 2024	-	$-	1,725,000	$173	$24,827	$(25,000)	$(4,255)	$(4,255)
Net loss	-	-	-	-	-	-	(3,106)	(3,106)
Balance as of March 31, 2024 (Unaudited)	-	-	1,725,000	173	24,827	(25,000)	(7,361)	$(7,361)
Net loss	-	-	-	-	-	-	(8,000)	(8,000)
Collection of subscription receivable	-	-	-	-	-	25,000	-	25,000
Balance as of June 30, 2024 (Unaudited)	-	-	1,725,000	173	24,827	-	(15,361)	(9,639)
Net loss	-	-	-	-	-	-	(33,604)	(33,604)
Balance as of September 30, 2024 (Unaudited)	-	$-	1,725,000	$173	$24,827	$-	$(48,965)	$(23,965)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HORIZON SPACE ACQUISITION II CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	For the Nine Months Ended September 30, 2025	For the Nine Months Ended September 30, 2024
Cash Flows from Operating Activities:
Net income (Loss)	$1,308,900	$(44,710)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Dividend and interest income on Trust Account	(2,196,069)	-
Changes in operating assets and liabilities:
Prepaid expense	17,657	-
Accrued expense	(10,581)	44,710
Net Cash Provided By Operating Activities	(880,093)	-

Cash Flows from Financing Activities:
Proceed from promissory note, related party	300,000	-
Net Cash Provided by Financing Activities	300,000	-

Net Change in Cash	(580,093)	-

Cash at beginning of the period	646,720	-
Cash, end of the period	$66,627	$-

Supplemental Disclosure of Cash Flow Information:
Accrued expense paid by Sponsor	$-	$29,261
Prepaid expense paid by Sponsor	$-	$41,200
Deferred offering costs paid by Sponsor for settlement of subscription receivable	$-	$25,000
Deferred offering costs paid by Sponsor	$-	$126,693
Subsequent accretion of carrying value for public shares to redemption value	$2,196,069	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Horizon Space Acquisition II Corp.

Notes To Unaudited Condensed Financial Statements

Note 1 — Organization, Business Operation and Going Concern Consideration

Horizon Space Acquisition II Corp. (the “Company”) is a blank check company incorporated in the Cayman Islands on March 21, 2023 (“Inception”). The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses (the “Business Combination”). The Company has selected December 31 as its fiscal year end.

As of September 30, 2025, the Company had not commenced any operations. For the period from March 21, 2023 (inception) through September 30, 2025, the Company’s efforts have been limited to organizational activities as well as activities related to the initial public offering, identifying a target company for a Business Combination and completing the SL Bio Business Combination (as defined below). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of dividend and/or interest income from the proceeds derived from the IPO (as defined below) and private placement (“Private Placement,” see Note 4).

The Company’s founder and sponsor is Horizon Space Acquisition II Sponsor Corp., a Cayman Islands company (the “Sponsor”). The Company’s ability to commence operations is contingent upon obtaining adequate financial resources through IPO and the Private Placement.

On November 18, 2024, the Company consummated its initial public offering (the “IPO”) of 6,000,000 units (“Units”). Each unit consists of one ordinary share, and one right to receive one-tenth (1/10) of one ordinary share. Each ten rights entitle the holder thereof to receive one ordinary share upon the consummation of the Business Combination. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $60,000,000. On November 19, 2024, the underwriter notified the Company of its exercise of the over-allotment option in full to purchase additional 900,000 Units of the Company (the “Over-Allotment Option”). As a result, on November 21, 2024, 900,000 Units were sold to the underwriter at an offering price of $10.00 per Option Unit (the “Option Units” and together with the Units, collectively, the “Public Units”), generating gross proceeds of $9,000,000. (refer to Note 3)

Simultaneously with the consummation of the IPO and the sale of the Units, the Company consummated the private placement (“Private Placement”) of 200,000 units (the “Initial Private Units”) to the Sponsor, at a price of $10.00 per Initial Private Unit, generating total proceeds of $2,000,000, which is described in Note 4. Simultaneously with the issuance and sale of the Option Units, the Company completed a private placement sale of additional 13,500 units (the “Additional Private Units” and together with the Initial Private Units, collectively, the “Private Units”) to the Sponsor at a purchase price of $10.00 per Additional Private Unit, generating gross proceeds of $135,000.

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

Horizon Space Acquisition II Corp.

Notes To Unaudited Condensed Financial Statements

Upon the closing of the IPO, management has agreed that the net proceeds of the IPO and the sale of the Private Units, $10.00 per unit will be placed into a U.S.-based Trust Account (“Trust Account”) maintained by Wilmington Trust, N.A., acting as trustee, and will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to pay the Company’s tax obligations and liquidation expenses up to $50,000, the proceeds from the IPO and the sale of the Private Units that are deposited in the Trust Account will not be released from the Trust Account until the earliest to occur of:(a) the completion of the initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s memorandum and articles of association (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Business Combination or to redeem 100% of the Company’s public shares if the Company does not complete the Business Combination by November 18, 2025 (or up to May 18, 2026 if the Company extends the period of time to consummate the Business Combination by the full amount of time) or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity and (c) the redemption of the public shares if the Company is unable to complete the Business Combination by November 18, 2025 (or up to May 18, 2026 if the Company extends the period of time to consummate a Business Combination by the full amount of time) (the “Combination Period”), subject to applicable law. Although the Company will seek to have all vendors, including lenders for money borrowed, prospective target businesses or other entities the Company engages execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of the Company’s public shareholders, the proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the public shareholders.

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer.

The ordinary shares subject to redemption accredited to the redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Financial Accounting Standard Board’s (FASB) Accounting Standards Codification (“ASC”) Topic 480“Distinguishing Liabilities from Equity.” In such case, the Company has determined that the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination. If the Company cannot complete a Business Combination by November 18, 2025 (or up to May 18, 2026 if the Company extends the period of time to consummate a Business Combination by the full amount of time), unless the Company extends such period pursuant to its amended and restated memorandum and articles of association, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of income taxes payable, and less up to $50,000 of interest to pay liquidation expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to public rights or private rights. The rights will expire worthless if the Company fails to complete a Business Combination by November 18, 2025  (or up to May 18, 2026 if the Company extends the period of time to consummate a Business Combination by the full amount of time).

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

Horizon Space Acquisition II Corp.

Notes To Unaudited Condensed Financial Statements

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

Going Concern Consideration

As of  September 30, 2025, the Company had cash of $66,627 and working deficit of $436,924. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination.

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

The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company currently has no commitments in place to receive such financing and there is no assurance that the Company’s plans to raise capital will be successful. In addition, if the Company is unable to complete a Business Combination by November 18, 2025 (or up to May 18, 2026 if fully extended), unless further extended, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern for a period within one year after the date that the accompanying unaudited condensed financial statements are issued. The financial statements of the Company do not include any adjustments that might result from the outcome of this uncertainty.

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

Horizon Space Acquisition II Corp.

Notes To Unaudited Condensed Financial Statements

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $66,627 and $646,720 in cash as of September 30,2025 and December 31, 2024, respectively, and did not have any cash equivalents as of  September 30, 2025 and December 31, 2024.

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

As of September 30, 2025 and December 31, 2024, the Trust Account had balance of $71,540,599 and $69,344,530, respectively. Earnings on these trading securities are included in interest earned on investments held in the Trust Account in the accompanying unaudited condensed statements of operations. Income earned on these investments were fully reinvested into the Trust and therefore considered as an adjustment to reconcile net income (loss) to net cash used in operating activities in the condensed statements of cash flows. For the three months ended September 30, 2025 and 2024, there were $739,550 and nil of interest and dividend income recognized, respectively. For the nine months ended September 30, 2025 and 2024, there were $2,196,069 and nil of interest and dividend income recognized, respectively.

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less interest income and unrealized gain or loss on investments in trust account less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of September 30, 2025 and December 31, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then shared in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024	For the Nine months Ended September 30, 2025	For the Nine months Ended September 30, 2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income (loss)	$615,026	$(33,604)	$1,308,900	$(44,710)
Accretion of carrying value to redemption value	(739,550)	-	(2,196,069)	-
Net loss including accretion of carrying value of redemption value	$(124,524)	$(33,604)	$(887,169)	$(44,710)

Horizon Space Acquisition II Corp.

Notes To Unaudited Condensed Financial Statements

	For the Three Months Ended		For the Three Months Ended
	September 30, 2025		September 30, 2024
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	Common	Common	Common	Common
	Stock	Stock	Stock	Stock
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(94,627)	$(29,897)	$-	$(33,604)
Accretion of carrying value to redemption value	739,550	-	-	-
Allocation of net income/(loss)	$644,923	$(29,897)	$-	$(33,604)

Denominators:
Weighted-average shares outstanding	6,900,000	2,180,000	-	1,500,000
Basic and diluted net income/ (loss) per share	$0.093	$(0.014)	$-	$(0.022)

	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2025		September 30, 2024
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	Common	Common	Common	Common
	Stock	Stock	Stock	Stock
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(674,170)	$(212,999)	$-	$(44,710)
Accretion of carrying value to redemption value	2,196,069	-	-	-
Allocation of net income/(loss)	$1,521,899	$(212,999)	$-	$(44,710)

Denominators:
Weighted-average shares outstanding	6,900,000	2,180,000	-	1,500,000
Basic and diluted net income/ (loss) per share	$0.221	$(0.098)	$-	$(0.030)

Ordinary shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s public shares feature certain redemption rights that are outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2025, 6,900,000 ordinary shares subject to possible redemption are presented at the redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Horizon Space Acquisition II Corp.

Notes To Unaudited Condensed Financial Statements

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of September 30, 2025 and December 31, 2024, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

At September 30, 2025 and December 31, 2024, the assets held in the Trust Account were held in treasury funds. All of the Company’s investments held in the Trust Account are classified as trading securities.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	September 30, 2025		December 31, 2024
	(Unaudited)
	Level	Fair value	Level	Fair value

Assets:
Investments held in Trust Account	1	71,540,599	1	69,344,530

Horizon Space Acquisition II Corp.

Notes To Unaudited Condensed Financial Statements

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

Note 3 — Initial Public Offering

On November 18, 2024, the Company sold 6,000,000 Units, at a price of $10.00 per Unit. Each Unit consists of one ordinary share, and one right to receive one-tenth (1/10) of one ordinary share. Each ten rights entitle the holder thereof to receive one ordinary share upon the consummation of the Business Combination. The Company has also granted the underwriters a 45-day option to purchase up to an additional 900,000 Option Units to cover over-allotments, if any. On November 19, 2024, the underwriter notified the Company of its exercise of the over-allotment option in full to purchase additional 900,000 Option Units of the Company. On November 21, 2024, 900,000 Option Units were sold to the underwriter at an offering price of $10.00 per Option Unit, generating gross proceeds of $9,000,000.

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

As of September 30, 2025 and December 31, 2024, the amounts of ordinary shares reflected on the balance sheet are reconciled in the following table.

	Share	Amount
Gross proceeds from the IPO	6,900,000	$69,000,000
Less:
Gross Proceeds from the IPO allocated to public rights	-	(903,900)
Offering costs of public shares	-	(1,806,783)
Plus:
Initial accretion of carrying value to redemption value	-	2,710,683
Subsequent accretion of carrying value to redemption value	-	344,530
Ordinary shares subject to possible redemption, December 31, 2024	6,900,000	69,344,530
Accretion of carrying value to redemption value	-	2,196,069
Ordinary shares subject to possible redemption, September 30, 2025 (Unaudited)	6,900,000	$71,540,599

Horizon Space Acquisition II Corp.

Notes To Unaudited Condensed Financial Statements

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 200,000 Initial Private Units at a price of $10.00 per Initial Private Units for an aggregate purchase price of $2,000,000. Each Initial Private Unit was identical to the Public Units sold in the IPO, except as described below. Simultaneously with the closing of the Option Units on November 21, 2024, the Company consummated the sale of additional 13,500 Additional Private Units to the Sponsor at a price of $10.00 per Additional Private Unit, generating total proceeds of $135,000. As of the date of the issuance of these unaudited condensed financial statements, 213,500 Private Units have not been separated into their relevant components

The Sponsor has agreed to waive its redemption rights with respect to its Private Placement shares (i) in connection with the consummation of a Business Combination, (ii) in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem100% of the Company’s public shares if the Company does not complete the Company’s initial Business Combination within the Combination Period, and (iii) if the Company fails to consummate a Business Combination within the Combination Period or if the Company liquidates prior to the expiration of the Combination Period. However, the Sponsor will be entitled to redemption rights with respect to any public shares held by it if the Company fails to consummate a Business Combination or liquidate within the Combination Period.

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

The Founder Shares are designated as ordinary shares and are identical to the Private Placement shares except for the following (a) the Founder Shares must be voted in favor of any proposed Business Combination and cannot vote for amendments that would prevent public shareholders from converting or selling their shares in connection with a Business Combination, (b) the Founder Shares cannot be converted into cash from the Trust Account in connection with a shareholder vote to approve the initial Business Combination or amend shareholders’ rights or pre-Business Combination activity. They do not participate in liquidating distributions if a Business Combination is not consummated; and (c) the Founder Shares cannot be transferred, assigned, or sold until the earlier of nine months after the initial Business Combination or upon certain triggering events (e.g., liquidation, merger). If the share price exceeds $12.00 for 20 out of 30 trading days post-Business Combination, the lock-up is released.

Promissory Note — Related Party

On July 25, 2024, the Company entered into a promissory note agreement (“Promissory Note Agreement”), pursuant which the Sponsor agreed to loan the Company up to $500,000 to be used for a portion of the expenses of the IPO.

On July 5, 2025, the Company issued an unsecured promissory note in the principal amount of $300,000 to its Sponsor, to provide additional working capital. The promissory note bears no interest and is payable on the earlier of the consummation of a Business Combination or the Company's termination date. At the Sponsor’s discretion, the promissory note may be converted into private placement units upon completion of the Business Combination at a conversion price of $10.00 per unit, each consisting of one ordinary share and one right. The proceeds were funded via wire transfer on July 7, 2025.

As of September 30, 2025 and December 31,2024, the Company had drawn $300,000 and $0 on the promissory note.

Horizon Space Acquisition II Corp.

Notes To Unaudited Condensed Financial Statements

Amount Due to Related Party

Amount due to related party represents advancement made by the sponsor to the Company to pay formation expenses and a portion of the expenses of the IPO. As of September 30, 2025 and December 31,2024, the Company had amount due to related party amounted to $254,484.

Working Capital Loans

In addition, in order to meet with the Company’s working capital needs following the consummation of this offering or to extend the Company’s life, the Company’s founders, officers and directors or their affiliates/designees may, but are not obligated to, loan the Company funds, from time to time or at anytime, in whatever amount they deem reasonable in their sole discretion. Each loan (“Working Capital Loans”) would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of the notes may be converted upon consummation of our Business Combination into working capital units (“the Working Capital Units”) at a price of $10.00 per unit in addition to the convertible notes in connection with the potential extensions. The Company’s shareholders have approved the issuance of the units and underlying securities upon conversion of such notes, to the extent the holder wishes to so convert them at the time of the consummation of the initial Business Combination. If the Company does not complete a Business Combination, the loans will not be repaid.

The Working Capital Units would be identical to the Private Units sold in the Private Placement. The terms of such loans by the Sponsor or its affiliates, if any, have not been determined and no written agreements exist with respect to such loans.

As of September 30, 2025 and December 31, 2024, the Company had no borrowings under the Working Capital Loans.

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

Underwriters Agreement

The Company had granted the underwriter a 45-day option from the date of the IPO to purchase up to an additional 900,000 Option Units to cover over-allotments, if any. On November 21, 2024, the underwriters exercised the over-allotment option in full. The Company has agreed to pay an underwriting discount of 1.5% of the gross proceeds of the IPO, or $900,000 (or up to $1,035,000 if the underwriters’ over-allotment is exercised in full) to the underwriters at the closing of the IPO in addition to the issuance of the Representative Shares. $900,000 was paid at the closing of the IPO on November 18, 2024. In connection with the issuance and sales of the Option Units, additional $135,000 was paid on November 21, 2024.

Horizon Space Acquisition II Corp.

Notes To Unaudited Condensed Financial Statements

Representative Shares

The Company has agreed to issue to the underwriter 210,000 Representative Shares (or up to 241,500 Representative Shares if the underwriters’ over-allotment option is exercised in part or in full), upon the consummation of the IPO. These shares were registered in the registration statement on Form S-1 in connection with the IPO. In connection with the IPO, the Company issued 210,000 Representative Shares to the underwriter with a fair value of $297,045. In connection with the issuance and sales of the Option Units, the Company issued additional 31,500 Representative Shares to the underwriter with a fair value of $44,557.

The underwriter has agreed not to transfer, assign or sell any Representative Shares until the completion of the Company’s initial Business Combination. In addition, the underwriter has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of the Company’s initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete its initial Business Combination within the periods of time.

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

Note 7 — Shareholders’ Equity

Preference Share

The Company is authorized to issue 10,000,000 shares of preferred share, with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Ordinary Share

The Company is authorized to issue 490,000,000 ordinary shares, with a par value of $0.0001 per share.

On March 21, 2023, the Company issued one ordinary share of a par value of $0.0001 to the Sponsor without consideration.

On July 26, 2024, the Sponsor acquired 1,725,000 Founder Shares (up to 225,000 of which are subject to forfeiture) at a price of approximately 0.0145 per share for an aggregate of $25,000 and surrendered one ordinary share. All share amounts have been retroactively restated to reflect this issuance. on August 2, 2024, Sponsor transferred (i) to each independent director nominee 20,000 Founder Shares, in the aggregate amount of 60,000 Founder Shares, and (ii) to Chief Financial Officer, 10,000 Founder Shares, all at the original purchase price when the Sponsor acquired such shares. Those shares issuance and cancelation were considered as a recapitalization, which were recorded and presented retroactively. As a result of the underwriters’ election to fully exercise their over-allotment option on November 19, 2024, no Founder Shares are currently subject to forfeiture

As of September 30, 2025 and December 31, 2024, there were 2,180,000 ordinary  shares issued and outstanding, excluding 6,900,000 shares subject to possible redemption as of each respective date.

Horizon Space Acquisition II Corp.

Notes To Unaudited Condensed Financial Statements

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

Rights

As of September 30, 2025 and December 31, 2024, there were 7,113,500 rights outstanding, 6,900,000 of which are publicly traded. Among these, 213,500 rights were issued as part of 213,500 Private Units, which have not yet been separated.

Each holder of a right will automatically receive one-tenth (1/10) of one ordinary share upon consummation of the Company initial Business Combination, even if the holder of such right redeemed all ordinary shares held by it in connection with the initial Business Combination or an amendment to the Company’s amended and restated memorandum and articles of association with respect to our pre-business combination activities. In the event the Company will not be the surviving company upon completion of its initial Business Combination, each right will automatically be converted to receive the kind and amount of securities or properties of the surviving entity that each one-tenth of an ordinary share underlying each right is entitled to upon consummation of the Business Combination, subject to any dissenter rights under the applicable law. No additional consideration will be required to be paid by a holder of rights in order to receive its additional ordinary shares upon consummation of an initial Business Combination. The shares issuable upon the conversion of the rights will be freely tradable (except to the extent held by the Company’s affiliates). If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the ordinary shares will receive in the transaction on an as-converted into ordinary shares basis.

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

Horizon Space Acquisition II Corp.

Notes To Unaudited Condensed Financial Statements

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2025	For the Nine Months Ended September 30, 2024
Professional services fee in connection with Business Combination	$(55,801)	$-	$(634,246)	$-
Other formation and operating costs	(68,723)	(33,604)	(252,923)	(44,710)
Total formation and operating costs	(124,524)	(33,604)	(887,169)	(44,710)
Interest earned on investment held in Trust Account	739,550	-	2,196,069	-
Net income (loss)	$615,026	$(33,604)	$1,308,900	$(44,710)

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

Simultaneously with the consummation of the IPO, we consummated the private placement of 200,000 units (the “Initial Private Units”) to our Sponsor, Horizon Space Acquisition II Sponsor Corp. (the “Sponsor”), at a price of $10.00 per Private Unit, generating total proceeds of $2,000,000. Simultaneously with the issuance and sale of the Option Units, we completed a private placement sale of additional 13,500 units (the “Additional Private Units” and together with the Initial Private Units, collectively, the “Private Units”) to the Sponsor at a purchase price of $10.00 per Additional Private Unit, generating gross proceeds of $135,000. The sale of the Initial Private Units and the Additional Private Units are collectively referred to herein as the “Private Placement.”

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

On July 5, 2025, the Company issued a promissory note (the “Working Capital Note”) to the Sponsor, under which the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the working capital. This loan is non-interest bearing, unsecured and is due at the earlier of (i) the consummation of the Company’s initial business combination or (ii) the date of expiry of the term of the Company. The Sponsor, as the payee, has the right, but not the obligation, to convert the note, in whole or in part, into Private Units of the Company, that are identical to the Private Units issued by the Company in the Private Placement consummated simultaneously with the Company’s IPO, subject to certain exceptions, by providing the Company with written notice of the intention to convert at least two business days prior to the closing of a business combination. The number of Private Units to be received by the Sponsor in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the Sponsor by (y) $10.00. As of date of this report, the Company had drawn $300,000 on the Working Capital Note.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through September 30, 2025 were organizational activities and those necessary to prepare for the IPO, search for a target candidate and complete the proposed business combination. We do not expect to generate any operating revenues until after the completion of the business combination. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. After the IPO, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for expenses associated with the search for target opportunities.

For the three months ended September 30, 2025, we had a net income of $615,026, of which $739,550 was interest and dividend income from investments held in trust, offset formation and operating expenses of $124,524.

For the nine months ended September 30, 2025, we had a net income of $1,308,900, of which $2,196,069 was interest and dividend income from investments held in trust, offset formation and operating expenses of $887,169.

 For the three and nine months ended September 30, 2024, we had a net loss of $33,604 and $44,710, respectively, all of which consisted of formation and operating expenses.

Liquidity and Capital Resources

As of September 30, 2025, the Company had cash of $66,627 and working capital deficit of $436,294.

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

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a business combination. In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, Presentation of Financial Statements - Going Concern, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in addressing this uncertainty is through the working capital loans from our Sponsor or its affiliates. In addition, if the Company is unable to complete a business combination by November 18, 2025 (or up to May 18, 2026, if fully extended) (the “Combination Period”), unless further extended, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a business combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of September 30, 2025, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The Ordinary Shares initially issued to the Sponsor prior to the consummation of the IPO (the “Founder Shares”), Ordinary Shares included in the Private Units, and any Ordinary Shares that may be issued upon conversion of working capital loans (and any underlying securities) will be entitled to registration rights pursuant to a registration rights agreement entered into in connection with the IPO. The holders of these securities are entitled to make up to two demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended September 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

Not applicable to a smaller reporting company. However, factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the prospectus dated November 14, 2024, relating to the IPO (File No. 333- 282758), filed with the SEC on November 15, 2024 (the “Prospectus”), and our annual report on Form 10-K for the fiscal year ended December 31, 2024 (the “Annual Report”) as filed with the SEC on March 27, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Prospectus and the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

On July 5, 2025, the Company issued the Working Capital Note to the Sponsor, under which the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the working capital.

The information under Item 2 – “Working Capital Note” of this Quarterly Report is incorporated herein by reference in response to this item. The issuance of the Working Capital Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description
10.1

Sponsor Promissory Note, dated July 5, 2025, issued by the Company to Horizon Space Acquisition II Sponsor Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2025).

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

Horizon Space Acquisition II Corp.

Date: November 13, 2025	By:	/s/ Mingyu (Michael) Li
Mingyu (Michael) Li
Chief Executive Officer

Date: November 13, 2025	By:	/s/ Min (Lydia) Zhai
Min (Lydia) Zhai
Chief Financial Officer

