Form 10-K
period 2025-12-31
Horizon Space Acquisition II Corp.
filed 2026-04-08
CIK 2032950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of April 8, 2026, there were 5,860,689 ordinary shares of the Company, par value $0.0001 per share issued and outstanding.

HORIZON SPACE ACQUISITION II CORP.

CERTAIN TERMS

References to the “Company,” “HSPT,” “our Company,” “our,” “us” or “we” refer to Horizon Space Acquisition II Corp. , a blank check company incorporated on March 21, 2023 as a Cayman Islands exempted corporation and formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities, which we refer to throughout this Annual Report on Form 10-K as our “initial business combination.” References to the “Sponsor” refer to Horizon Space Acquisition II Sponsor Corp. References to “equity-linked securities” are to any securities of the Company which are convertible into, or exchangeable or exercisable for, equity securities of the Company, including any securities issued by the Company which are pledged to secure any obligation of any holder to purchase equity securities of the Company. References to the “SEC” are to the U.S. Securities and Exchange Commission. References to our “initial public offering” refer to our initial public offering, which closed on November 18, 2024. References to “public shares” are to shares of our ordinary shares sold as part of the units in our initial public offering. References to “public shareholders” are to the holders of our public shares.

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

Recent Development

Business Combination with SL Bio Ltd.

On May 9, 2025, we entered into a business combination agreement (the “Business Combination Agreement”) with SL Science Holding Limited, a Cayman Islands exempted company (“PubCo”), CW Mega Limited, a Cayman Islands exempted company and a wholly-owned subsidiary of PubCo (“Merger Sub I”), WW Century Limited, a Cayman Islands exempted company and a wholly-owned subsidiary of PubCo (“Merger Sub II”), and SL Bio Ltd., a Cayman Islands exempted company limited by shares (“SL Bio”), pursuant to which, among other things, (i) Merger Sub I will merge with and into the Company, with the Company as the surviving entity and a wholly-owned subsidiary of PubCo (the “First Merger”), and (ii) following the First Merger, Merger Sub II will merge with and into SL Bio, with SL Bio as the surviving entity and a wholly-owned subsidiary of PubCo (the “Second Merger,” and together with the First Merger and the other transactions contemplated by the Business Combination Agreement, the “SL Bio Business Combination”). Upon the consummation of the SL Bio Business Combination, each of the Company and SL Bio will become a subsidiary of PubCo, and the Company’s shareholders and SL Bio’s shareholders will receive ordinary shares, par value US$1.00 per share, of PubCo (“PubCo Ordinary Shares”) as consideration and become the shareholders of PubCo. The PubCo Ordinary Shares are expected to be listed and traded on the Nasdaq Stock Market LLC following the consummation of the SL Bio Business Combination. In connection with the SL Bio Business Combination, PubCo filed with the SEC a registration statement on Form F-4 (File No. 333-292214), which was declared effective on January 13, 2026 (as amended and supplemented, the “Form F-4”), and the Company filed a definitive proxy statement (as amended and supplemented, the “Proxy Statement”) for the solicitation of proxies in connection with an extraordinary general meeting of the Company’s shareholders on January 13, 2026.

On February 12, 2026, the Company held an extraordinary general meeting (the “Business Combination EGM”) in connection with the SL Bio Business Combination. The shareholders approved following proposals:

1. The Business Combination Proposals: (a) (i) the Business Combination Agreement and (ii) other Transaction Documents (as defined in the Business Combination Agreement) be approved, ratified and confirmed in all respects; (b) the Business Combination which includes the First Merger followed by the Second Merger, and other transactions contemplated in the Business Combination Agreement be approved, ratified and confirmed in all respects; and (c) the plan of First Merger in relation to the First Merger and the filing of the plan of First Merger with the Registrar of Companies of the Cayman Islands be approved, ratified, and confirmed in all respects.

2. Amended M&A Proposal: the shareholders approved, ratified and confirmed in all respects the amendment and restatement of memorandum and articles of association of PubCo.

3. Sole Director Appointment Proposal: the shareholders approved, ratified and confirmed in all respects the appointment of William Wang Ching-Dong as the sole director of HSPT, with effect from the First Merger Effective Time (as defined in the Business Combination Agreement).

In connection with the Business Combination EGM, 3,502,404 ordinary shares of HSPT were rendered for redemption, which will be redeemed upon and following the consummation of the Business Combination.

In connection with the Business Combination, PubCo entered into subscription agreements (the “Subscription Agreements” and the transactions contemplated under the Subscription Agreements, the “PIPE Financing”) with certain investors (the “PIPE Investors”), pursuant to which the PIPE Investors have committed to purchase an aggregate of 780,000 units of PubCo (the “PubCo Units”), in a private placement for a purchase price of $10.00 per PubCo Unit. Each PubCo Unit consists of (i) one PubCo Ordinary Share and (ii) one series A preferred share of PubCo, par value $0.00001 per share (the “PubCo Preferred Shares”). Each PubCo Preferred Share will be converted into one-third (1/3) of one PubCo Ordinary Share on the six-month anniversary of the closing of the Business Combination. The PIPE Financing is expected to close in conjunction with the closing of the Business Combination and generate gross proceeds of approximately $7,800,000.

Extension, Amendments to Articles of Incorporation or Bylaws and Trust Agreement Amendment

On February 13, 2026, the Company held an extraordinary general meeting (the “Extension EGM”), where the shareholders approved following proposals:

1. The MAA Amendment Proposal: the shareholders approved the proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association to provide that the Company must (i) consummate a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination involving the Company with one or more businesses, or (ii) cease its operations except for the purpose of winding up if it fails to complete such business combination and redeem or repurchase 100% of the Company’s public shares included as part of the units sold in the Company’s initial public offering that was consummated on November 18, 2024, by February 18, 2026 (the “Termination Date”), and if the Company does not consummate a business combination by the Termination Date, the Termination Date may be extended up to twelve times, each by an additional one-month extension, for a total of up to twelve months to February 18, 2027, without the need for any further approval of the Company’s shareholders.

2. The Trust Amendment Proposal: the shareholders approved, ratified and confirmed in all respects an amendment to amend the Investment Management Trust Agreement dated November 14, 2024 (the “Trust Agreement”), by and between the Company and Wilmington Trust, National Association (the “Trustee”) to provide that the Trustee must commence liquidation of the Company’s trust account (the “Trust Account”) only and promptly after its receipt of the applicable instruction letter delivered by the Company in connection with either a closing of an initial business combination or the Company’s inability to effect an initial business combination by February 18, 2026, or up to February 18, 2027, if extended by depositing per month the lesser of (i) $50,000 for all remaining public shares and (ii) $0.033 for each remaining public share in the Trust Account.

In connection with the Extension EGM, 3,219,311 ordinary shares of HSPT were redeemed.

Extension Deposit and Notes

On or about November17, 2025, an aggregate of $690,000 was deposited into the Trust Account for the Company’s public shareholders by Hsiao-Lan Wu, a designee of the Sponsor, which enables the Company to extend the period of time it has to consummate its initial business combination by three months from November 18, 2025 to February 18, 2026. In connection with the deposit, on November 18, 2025, the Company issued an unsecured promissory note of $690,000 to Hsiao-Lan Wu.

On or about February 18, 2026, an aggregate of $50,000 was deposited into the Trust Account for the Company’s public shareholders by William Wang, the Chief Executive Officer of SL BIO, which enables the Company to extend the period of time it has to consummate its initial business combination by one month from February 18, 2026 to March 18, 2026. In connection with the deposit, on February 18, 2026, the Company issued an unsecured promissory note of $50,000 to William Wang.

On or about March 13, 2026, an aggregate of $50,000 was deposited into the Trust Account for the Company’s public shareholders by William Wang, which enables the Company to extend the period of time it has to consummate its initial business combination by one month from March 18, 2026 to April 18, 2026. In connection with the deposit, on March 17, 2026, the Company issued an unsecured promissory note of $50,000 to William Wang.

Background and Competitive Strengths

We leverage our management team’s proprietary network of relationships with corporate executives, private equity, venture and growth capital funds, investment banking firms and consultants in order to source, acquire, and support the operations of the business combination target. Mr. Mingyu (Michael) Li, our Chief Executive Officer and Chairman of the board of directors, has accumulated extensive resources as an executive at multiple companies. Being an active player in capital markets, Mr. Li has participated in a number of private equity fundraisings.

Further, our management team, comprising our executive officers and directors, have experience in management and serving on the boards of directors in public companies and international companies. Mr. Li is currently serving as a Director of Lakeshore Acquisition II Corp. (NASDAQ: LBBB), and the Chairman, Chief Executive Officer, Chief Financial Officer and Director of Horizon Space Acquisition I Corp., both special purpose acquisition companies. We also leverage their relevant experience to search and evaluate business combination targets, perform due diligence and provide post business combination value-add capabilities.

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

Pursuant to the Company’s current Amended and Restated Memorandum and Articles of Association (the “Current MAA”), the Company has until February 18, 2026 to complete its initial business combination. However, the Company may extend the period of time to consummate a business combination up to twelve times, each by an additional one-month extension, up to February 18, 2027 (the “Combined Period”), subject to the Sponsor and/or its designee, depositing the lesser of (i) $50,000 for all remaining public shares and (ii) $0.033 for each remaining public share (the “Extension Fee”) into the Trust Account. Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and either be payable upon the consummation of our initial business combination out of the proceeds of the Trust Account released to us, or, at the lender’s discretion, converted upon consummation of our business combination into additional private placement units at a price of $10.00 per unit (the “Extension Units”). If we do not complete a business combination, the loans would be repaid out of funds not held in the Trust Account, and only to the extent available. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for us to complete our initial business combination. Up to $2,500,000 of the loans made by the Sponsor, our officers and directors, or our or their affiliates to us prior to or in connection with our initial business combination (the “Working Capital Loans”) may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination (the “Working Capital Units”), in addition to the convertible notes in connection with the potential extensions. The Extension Units and Working Capital Units would be identical to the Private Units.

If we do not complete our initial business combination within the Combined Period, while we do not currently intend to seek shareholder approval to amend the Current MAA to further extend the amount of time we will have to consummate an initial business combination, we may elect to do so in the future. There is no limit on the number of extensions that we may seek. As provided in the Current MAA, the Current MAA may be amended if approved by holders of at least two-thirds of such company’s issued and outstanding ordinary shares who attend and vote at a general meeting or by way of unanimous written resolution, and that our public shareholders shall be provided with the opportunity to redeem their public shares upon the approval of any such amendment, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (net of income taxes payable and up to $50,000 for liquidation expenses), divided by the number of then issued and outstanding public shares. If we determine not to extend, or fail to obtain shareholder approval to extend the time period to consummate our initial business combination, and the time to consummate our initial business combination expires, the founder shares and private shares held by our initial shareholders including our sponsor will be worthless.

If we are unable to consummate our initial business combination within such time period, unless we extend such period pursuant to the Current MAA, we will, as promptly as possible but not more than ten (10) business days thereafter, redeem 100% of our issued and outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not previously released to us or necessary to pay our taxes, and then seek to liquidate and dissolve. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders. In the event of our liquidation and subsequent dissolution and the public rights will expire and will be worthless.

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

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Annual Report on Form 10-K. Factors that could cause our actual results to differ materially from those in this Annual Report on Form 10-K are any of the risks described in the final prospectus of the Company filed with the SEC on November 14, 2024 (File No. 333-282758) (the “Prospectus”), the Annual Report on Form 10-K filed with the SEC on March 27, 2025, the Form F-4 and the Proxy Statement. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Annual Report on Form 10-K, there have been no material changes to the risk factors disclosed in the Prospectus, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Business Combination with SL Bio Ltd.

On May 9, 2025, we entered into a business combination agreement (the “Business Combination Agreement”) with SL Science Holding Limited, a Cayman Islands exempted company (“PubCo”), CW Mega Limited, a Cayman Islands exempted company and a wholly-owned subsidiary of PubCo (“Merger Sub I”), WW Century Limited, a Cayman Islands exempted company and a wholly-owned subsidiary of PubCo (“Merger Sub II”), and SL Bio Ltd., a Cayman Islands exempted company limited by shares (“SL Bio”), pursuant to which, among other things, (i) Merger Sub I will merge with and into the Company, with the Company as the surviving entity and a wholly-owned subsidiary of PubCo (the “First Merger”), and (ii) following the First Merger, Merger Sub II will merge with and into SL Bio, with SL Bio as the surviving entity and a wholly-owned subsidiary of PubCo (the “Second Merger,” and together with the First Merger and the other transactions contemplated by the Business Combination Agreement, the “SL Bio Business Combination”). Upon the consummation of the SL Bio Business Combination, each of the Company and SL Bio will become a subsidiary of PubCo, and the Company’s shareholders and SL Bio’s shareholders will receive ordinary shares, par value US$1.00 per share, of PubCo (“PubCo Ordinary Shares”) as consideration and become the shareholders of PubCo. The PubCo Ordinary Shares is expected to be listed and traded on the Nasdaq Stock Market LLC following the consummation of the SL Bio Business Combination. In connection with the SL Bio Business Combination, PubCo filed with the SEC a registration statement on Form F-4 (File No. 333-292214), which was declared effective on January 13, 2026 (as amended and supplemented, the “Form F-4”), and the Company filed a definitive proxy statement (as amended and supplemented, the “Proxy Statement”) for the solicitation of proxies in connection with an extraordinary general meeting of the Company’s shareholders on January 13, 2026.

On February 12, 2026, the Company held an extraordinary general meeting (the “Business Combination EGM”) in connection with the SL Bio Business Combination. The shareholders approved following proposals:

1. The Business Combination Proposals: (a) (i) the Business Combination Agreement and (ii) other Transaction Documents (as defined in the Business Combination Agreement) be approved, ratified and confirmed in all respects; (b) the Business Combination which includes the First Merger followed by the Second Merger, and other transactions contemplated in the Business Combination Agreement be approved, ratified and confirmed in all respects; and (c) the plan of First Merger in relation to the First Merger and the filing of the plan of First Merger with the Registrar of Companies of the Cayman Islands be approved, ratified, and confirmed in all respects.

2. Amended M&A Proposal: the shareholders approved, ratified and confirmed in all respects the amendment and restatement of memorandum and articles of association of PubCo.

3. Sole Director Appointment Proposal: the shareholders approved, ratified and confirmed in all respects the appointment of William Wang Ching-Dong as the sole director of HSPT, with effect from the First Merger Effective Time (as defined in the Business Combination Agreement).

In connection with the Business Combination EGM, 3,502,404 ordinary shares of HSPT were rendered for redemption, which will be redeemed upon and following the consummation of the Business Combination.

Extension, Amendments to Articles of Incorporation or Bylaws and Trust Agreement Amendment

On February 13, 2026, the Company held an extraordinary general meeting (the “Extension EGM”), where the shareholders approved following proposals:

1. The MAA Amendment Proposal: the shareholders approved the proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association to provide that the Company must (i) consummate a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination involving the Company with one or more businesses, or (ii) cease its operations except for the purpose of winding up if it fails to complete such business combination and redeem or repurchase 100% of the Company’s public shares included as part of the units sold in the Company’s initial public offering that was consummated on November 18, 2024, by February 18, 2026 (the “Termination Date”), and if the Company does not consummate a business combination by the Termination Date, the Termination Date may be extended up to twelve times, each by an additional one-month extension, for a total of up to twelve months to February 18, 2027, without the need for any further approval of the Company’s shareholders.

2. The Trust Amendment Proposal: the shareholders approved, ratified and confirmed in all respects an amendment to amend the Investment Management Trust Agreement dated November 14, 2024 (the “Trust Agreement”), by and between the Company and Wilmington Trust, National Association (the “Trustee”) to provide that the Trustee must commence liquidation of the Company’s Trust Account only and promptly after its receipt of the applicable instruction letter delivered by the Company in connection with either a closing of an initial business combination or the Company’s inability to effect an initial business combination by February 18, 2026, or up to February 18, 2027, if extended by depositing per month the lesser of (i) $50,000 for all remaining public shares and (ii) $0.033 for each remaining public share in the Trust Account.

In connection with the Extension EGM, 3,219,311 ordinary shares of HSPT were redeemed.

Extension Deposit and Notes

On or about November17, 2025, an aggregate of $690,000 was deposited into the Trust Account for the Company’s public shareholders by Hsiao-Lan Wu, a designee of the Sponsor, which enables the Company to extend the period of time it has to consummate its initial business combination by three months from November 18, 2025 to February 18, 2026. In connection with the deposit, on November 18, 2025, the Company issued an unsecured promissory note of $690,000 to Hsiao-Lan Wu.

On or about February 18, 2026, an aggregate of $50,000 was deposited into the Trust Account for the Company’s public shareholders by William Wang, the Chief Executive Officer of SL BIO, which enables the Company to extend the period of time it has to consummate its initial business combination by one month from February 18, 2026 to March 18, 2026. In connection with the deposit, on February 18, 2026, the Company issued an unsecured promissory note of $50,000 to William Wang.

On or about March 13, 2026, an aggregate of $50,000 was deposited into the Trust Account for the Company’s public shareholders by William Wang, which enables the Company to extend the period of time it has to consummate its initial business combination by one month from March 18, 2026 to April 18, 2026. In connection with the deposit, on March 17, 2026, the Company issued an unsecured promissory note of $50,000 to William Wang.

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

For the year ended December 31, 2025, we had a net income of $1,809,006, which consisted of interest income from the Trust Account of $2,889,530 offset by formation and operating costs of $1,080,524.

For the year ended December 31, 2024, we had a net income of $142,877, which consisted of interest income from the Trust Account of $344,530 offset by formation and operating costs of $201,653.

Liquidity and Capital Resources

As of December 31, 2025, the Company had cash of $7,917 and working capital deficit of $1,319,649.

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

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, Presentation of Financial Statements - Going Concern, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in addressing this uncertainty is through the working capital loans from our Sponsor or its affiliates. In addition, if the Company is unable to complete a Business Combination within the Combination Period by April 18, 2026, unless further extended, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of December 31, 2025, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Recently adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income taxes (Topic 740): Improvements to Income Tax Disclosure (“ASU 2023-09”), which enhances the transparency and usefulness of income tax disclosures. ASU 2023-09 will be effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company early adopted the ASU 2023-09 on January 1, 2025 on a prospective basis, and the adoption does not have a material impact on its financial statements.

Recently issued accounting standards which have not yet been adopted

In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures” (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, in each relevant expense caption. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance; however, the Company does not expect a material impact on its financial statements.

Except as mentioned above, the Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the on the Company’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2025, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to market or interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2025, pursuant to Rule 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2025, our disclosure controls and procedures were effective.

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

25

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2025.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Officers, Directors and Director Nominees

Our officers and directors are as follows:

Name	Age	Title
Mingyu (Michael) Li	42	Chief Executive Officer and Chairman of the Board of Directors
Min (Lydia) Zhai	55	Chief Financial Officer
James Jiayuan Tong	52	Director
Qian (Hebe) Xu	44	Director
Tianchen Cai	51	Director

Mr. Mingyu (Michael) Li has served as our Chief Executive Officer, Director and Chairman of the board of director since July 2024. Since August 2022, Mr. Li has served as the Chairman, Chief Executive Officer, Chief Financial Officer and Director of Horizon Space Acquisition I Corp.. Since March 2022, Mr. Li has served as a director of Lakeshore Acquisition II Corp. (NASDAQ: LBBB), a special purpose acquisition company currently listing on NASDAQ. Since December 2021, Mr. Li has served as the Chief Executive Officer of Hangzhou Qianhe Mingde Enterprise Management Consulting Co., Ltd., namely Horizon Holdings, a company providing consulting services. Mr. Li also has served as executive director in Zhejiang Jinhua Qianhe Equity Investment Fund Management Co., Ltd. since July 2016, and as director of Beijing Youcai Network Technology Co., Ltd. since March 2015. Since March 2020, Mr. Li has served as the Chief Executive Officer of Hangzhou Qianhe Mingde Equity Investment Co., Ltd., namely Horizon Capital, a private equity firm focusing renewable and AI-driven manufacturing. In Horizon Capital, he has led a number of private equity fundraisings, managed advisory business for cross-border mergers & acquisitions (“M&A”). From January 2014 to January 2019, Mr. Li served as a Senior Partner at Hejun Capital, a private equity firm specializing in providing capital operation system solutions to high-growth enterprises. During his tenure in Hejun Capital, Mr. Li participated in two M&A transactions and post-merger integration projects involving listed companies in the media sector. From January 2012 to January 2013, Mr. Li served as a Director of Investment Banking in China Minsheng Bank, one of the leading commercial banks in China, where he was responsible for investment banking and financing needs of large energy companies. Mr. Li received his MBA Degree with a major in Finance from Cheung Kong Graduate School of Business in 2012 and a Bachelor’s Degree in Law from Hebei University in 2007.

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

On July 5, 2025, we issued an unsecured promissory note in the principal amount of $300,000 to our sponsor for working capital purposes. The note bears no interest, is payable upon the earlier of the consummation of a business combination or our liquidation, and may, at the sponsor’s discretion, be converted into private placement units at $10.00 per unit, each consisting of one ordinary share and one right. As of December 31, 2025, $300,000 remained outstanding.

In addition, on November 17, 2025, a designee of our sponsor (“Designee”) deposited $690,000 into the trust account to extend the period to consummate our initial business combination to February 18, 2026. In connection therewith, we issued an unsecured promissory note in the same amount, which bears no interest, is payable upon the earlier of the consummation of a business combination or our liquidation, and may, at Designee’s discretion, be converted into private placement units at $10.00 per unit.

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

Based solely upon a review of such forms furnished to us during the most recent fiscal year, or written representations that no Forms 5 were required, we believe that that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed by the officers, directors, and security holders required to file the same during the fiscal year ended December 31, 2025.

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

The beneficial ownership of our Ordinary Shares is based on an aggregate of 5,860,689 Ordinary Shares issued and outstanding as of the date hereof and the record of beneficial ownership as indicated in the statements filed with the SEC pursuant section 13(d) or 13(g) as of the date hereof.

Name and Address of Beneficial Owner(1)	Number of Ordinary Shares Beneficially Owned	Approximate Percentage of Outstanding Ordinary Shares

Mingyu (Michael) Li	1,655,000	28.24%
Min (Lydia) Zhai	10,000	*
James Jiayuan Tong	20,000	*
Qian (Hebe) Xu	20,000	*
Tianchen Cai	20,000	*
All executive officers and directors as a group (5 individuals)	1,725,000	29.43%
5% Holders
Horizon Space Acquisition II Sponsor Corp. (2)	1,655,000	28.24%
ATW SPAC Management LLC(3)	835,000	14.25%
W. R. Berkley Corporation(4)	674,346	11.51%
Mizuho Financial Group, Inc.(5)	629,000	10.73%
Polar Asset Management Partners Inc.(6)	525,000	8.96%
Barclays PLC(7)	467,538	7.98%

*	Less than one percent

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Horizon Space Acquisition II Corp., 1412 Broadway, 21st Floor, Suite 21V, New York, NY 10018.

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

(3)

According to a Schedule 13G filed on February 14, 2025 jointly by ATW SPAC Management LLC Kerry Propper, and Antonio Ruiz-Gimenez, whose principal business address is 1 Pennsylvania Plaza, 48th Floor, New York, New York 10119. The Ordinary Shares are held by (i) one or more private funds managed by ATW SPAC Management LLC, a registered investment adviser, which has been delegated exclusive authority to vote and/or direct the disposition of certain of such Ordinary Shares, and (ii) a private fund, SZOP Multistrat LP, which is managed by an affiliate of ATW SPAC Management LLC. Antonio Ruiz-Gimenez and Kerry Propper are managing members of ATW SPAC Management LLC and its affiliate.

(4)	According to a Schedule 13G filed on August 8, 2025 jointly by W. R. Berkley Corporation and Berkley Insurance Company, whose principal business address is 475 Steamboat Road, Greenwich, CT 06830.

(5)	According to a Schedule 13G filed on August 13, 2025 by Mizuho Financial Group, Inc., whose principal business address is 1-5-5, Otemachi, Chiyoda-ku, Tokyo, 100-8176, Japan.

(6)	According to a Schedule 13G filed on May 15, 2025 by Polar Asset Management Partners Inc., whose principal business address is 16 York Street, Suite 2900, Toronto, Ontario, M5J 0E6.

(7)	According to a Schedule 13G filed on May 13, 2025 by Barclays PLC, whose principal business address is 1 Churchill Place, London - E14 5HP.

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

As of December 31, 2025, there were 1,725,000 Founder Shares issued and outstanding.

Private Placement

Substantially concurrently with the closing of the IPO, the Company completed the private sale of 200,000 Private Units to the Sponsor. Each Private Unit consists of one Ordinary Share and one Right. The Private Units were sold at a purchase price of $10.00 per Private Unit, generating gross proceeds to the Company of $2,000,000. The Private Units are identical to the Units sold in the IPO, subject to limited exceptions as further described in the registration statement of the IPO, such that our Sponsor has agreed to waive its redemption rights with respect to Ordinary Shares underlying the Private Units under certain circumstances.

Promissory Notes — Related Parties

On July 25, 2024, the Company entered into a promissory note agreement (“Promissory Note Agreement”), pursuant which the Sponsor agreed to loan the Company up to $500,000 to be used for a portion of the expenses of the IPO. As of December 31, 2025 and 2024, the Company had not drawn any amounts under the Promissory Note Agreement.

On July 5, 2025, the Company issued unsecured promissory notes in the principal of $300,000 to its Sponsor, to provide additional working capital. The promissory note bears no interest and is payable on the earlier of the consummation of a Business Combination or the Company's termination date. At the Sponsor’s discretion, the promissory note may be converted into private placement units upon completion of the Business Combination at a conversion price of $10.00 per unit, each consisting of one ordinary share and one right. The proceeds were funded via wire transfer on July 7, 2025.

As of December 31, 2025 and 2024, the Company had drawn $300,000 and $0 on the promissory note.

On November 17, 2025, an aggregate of $690,000 of the extension fee was deposited into the Trust Account for the Company’s public shareholders (the “Extension Payment”) by a designee of the Sponsor (the “Payee”), which enables the Company to extend the period of time it has to consummate its initial business combination by three months from November 18, 2025 to February 18, 2026. In connection with such extension fee, the Company issued an unsecured promissory note of $690,000 (the “Note”) to the Payee. At the Payee’s discretion, the promissory note may be converted into private placement units upon completion of the Business Combination at a conversion price of $10.00 per unit, each consisting of one ordinary share and one right.

Amount Due to Related Party

Amount due to related party represents advancement made by the sponsor to the Company to pay formation expenses, a portion of the expenses of the IPO, and the Company’s ongoing operational expense. As of December 31, 2025 and 2024, the Company had amount due to related party amounted to $354,484 and $254,484, respectively.

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

As of December 31, 2025, the Company had no borrowings under the Working Capital Loans.

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

Item 14. Principal Accounting Fees and Services.

During the period from March 21, 2023 (inception) through December 31, 2025, the firm of Marcum Asia CPAs LLP (“Marcum Asia”), has acted as our principal independent registered public accounting firm. The following is a summary of fees paid or to be paid to Marcum Asia for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum Asia in connection with regulatory filings. The aggregate fees billed by Marcum Asia for professional services rendered for the audit of our annual financial statements, review of the financial information included in our other required filings with the SEC for the year ended December 31, 2025 and 2024 totaled $130,458 and $116,905, respectively. The above amounts include interim procedures and audit fees.

Audit-Related Fees

.

Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” We did not pay Marcum Asia for professional services rendered for audit related fees for the year ended December 31, 2025 and 2024.

Tax Fees. We did not pay Marcum Asia for tax planning and tax advice for the year ended December 31, 2025 and 2024.

All Other Fees. We did not pay Marcum Asia for other services for the year ended for the year ended

Before the establishment of the audit committee in November 2024, the Board of Directors pre-approves all auditing services and any non-audit services that are to be performed for the Company by its independent auditor.  After the establishment of the audit committee, the audit committee  pre-approves all auditing services and any non-audit services that are to be performed for the Company by its independent auditor.

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
3.1

Amended and Restated Memorandum and Articles of Association, dated November 12, 2024. (incorporated herein by reference to Exhibit 3.1 to Form 8-K as filed with the Securities and Exchange Commission on November 18, 2024)

3.2

Amendment to the Amended and Restated Memorandum and Articles of Association. (incorporated herein by reference to Exhibit 3.1 to Form 8-K as filed with the Securities and Exchange Commission on February 18, 2026)

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

4.4

Rights Agreement, dated November 14, 2024, between the Company and Vstock, as rights agent (incorporated herein by reference to Exhibit 4.1 to Form 8-K as filed with the Securities and Exchange Commission on November 18, 2024)

10.1

Private Units Subscription Agreement dated November 14, 2024, between the Company and the Sponsor (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on November 18, 2024)

10.2

Investment Management Trust Agreement, dated November 14, 2024, between the Company and Wilmington Trust, N.A, as trustee. (incorporated herein by reference to Exhibit 10.2 to Form 8-K as filed with the Securities and Exchange Commission on November 18, 2024)

10.3

Registration Rights Agreement, dated November 14, 2024, between the Company, the Sponsor, and the Company’s directors and officers (incorporated herein by reference to Exhibit 10.3 to Form 8-K as filed with the Securities and Exchange Commission on November 18, 2024)

10.4

Letter Agreement, dated November 14, 2024, among the Company, the Sponsor, and officers and directors of the Company. (incorporated herein by reference to Exhibit 10.4 to Form 8-K as filed with the Securities and Exchange Commission on November 18, 2024)

10.5

Indemnity Agreement, between the Company and the officers and directors of the Company. (incorporated herein by reference to Exhibit 10.5 to Form 8-K as filed with the Securities and Exchange Commission on November 18, 2024)

10.6

Administrative Service Agreement, dated November 14, 2024, between the Company and the Sponsor. (incorporated herein by reference to Exhibit 10.6 to Form 8-K as filed with the Securities and Exchange Commission on November 18, 2024)

10.7

Amendment to the Investment Management Trust Agreement dated February 17, 2026, by and between the Company and Wilmington Trust, National Association. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on February 18, 2026)

10.8

Sponsor Promissory Note, dated July 5, 2025, issued by the Company to Horizon Space Acquisition II Sponsor Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2025).

10.9

Promissory Note, dated November 18, 2025, issued by the Company to Hsiao-Lan Wu (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on November 19, 2025)

10.10

Promissory Note, dated February 18, 2026, issued by the Company to William Wang (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on February 24, 2026)

10.11

Promissory Note, dated March 17, 2026, issued by the Company to William Wang (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on March 18, 2026)

10.12	Business Combination Agreement dated May 9, 2025 (incorporated herein by reference to Exhibit 2.1 to Form 8-K as filed with the Securities and Exchange Commission on May 12, 2025)

10.13	Company Shareholder Support Agreement dated May 9, 2025 (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on May 12, 2025)

10.14	Sponsor Support Agreement dated May 9, 2025 (incorporated herein by reference to Exhibit 10.2 to Form 8-K as filed with the Securities and Exchange Commission on May 12, 2025)

19	Insider Trading Policy (incorporated herein by reference to Exhibit 19 to Form 10-K as filed with the Securities and Exchange Commission on March 27, 2025)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated herein by reference to Exhibit 97 to Form 10-K as filed with the Securities and Exchange Commission on March 27, 2025)

99.1	Audit Committee Charter. (incorporated herein by reference to Exhibit 99.1 to Form S-1 as filed with the Securities and Exchange Commission on October 21, 2024)

99.2	Compensation Committee Charter. (incorporated herein by reference to Exhibit 99.2 to Form S-1 as filed with the Securities and Exchange Commission on October 21, 2024)

101.INS*	Inline XBRL Instance Document – the Inline XBRL Instance Document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HORIZON SPACE ACQUISITION II CORP.

Date: April 8, 2026
	By:	/s/ Mingyu (Michael) Li
Mingyu (Michael) Li
Chief Executive Officer, Chairman and Director
(Principal Executive Officer,)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Mingyu (Michael) Li	Chief Executive Officer, Chairman and Director	April 8, 2026
Mingyu (Michael) Li	(Principle Executive Officer)

/s/ Min (Lydia) Zhai	Chief Financial Officer	April 8, 2026
Min (Lydia) Zhai	(Principal Accounting and Financial Officer)

/s/ James Jiayuan Tong	Director	April 8, 2026
James Jiayuan Tong

/s/ Qian (Hebe) Xu	Director	April 8, 2026
Qian (Hebe) Xu

/s/ Tianchen Cai	Director	April 8, 2026
Tianchen Cai

HORIZON SPACE ACQUISITION II CORP.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Horizon Space Acquisition II Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Horizon Space Acquisition II Corp. (the “Company”) as of December 31, 2025 and 2024, the related statements of operations, shareholders’ (deficit) equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before April 18, 2026 (or up to February 18, 2027 if fully extended). There is no assurance that the Company will obtain the necessary approvals or raise the additional capital it needs to fund its business operations and complete any business combination prior to April 18, 2026 (or up to February 18, 2027 if fully extended), if at all. The Company also has no approved plan in place to extend the business combination deadline beyond April 18, 2026 (or up to February 18, 2027 if fully extended) and lacks the capital resources needed to fund operations and complete any business combination, even if the deadline to complete a business combination is extended to a later date. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

New York NY

April 8, 2026

HORIZON SPACE ACQUISITION II CORP.

BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	December 31, 2025	December 31, 2024

Assets
Current Assets
Cash	$7,917	$646,720
Prepaid expense	21,614	73,490
Total Current Assets	29,531	720,210

Investment held in Trust Account	72,924,060	69,344,530

Total Assets	$72,953,591	$70,064,740

Liabilities, Ordinary Shares Subject to Possible Redemptions and Shareholders’ (Deficit) Equity
Current Liabilities
Promissory notes, related parties	$990,000	$-
Amount due to related party	354,484	254,484
Other payable and accrued expenses	4,696	14,851
Total Current Liabilities	1,349,180	269,335

Total Liabilities	1,349,180	269,335

Commitments and Contingencies (Note 6)

Ordinary shares, $0.0001 par value, 490,000,000 shares authorized, 6,900,000 shares subject to possible redemption at $10.57 and $10.05 per share as of December 31, 2025 and 2024, respectively.*	72,924,060	69,344,530

Shareholder's (Deficit) Equity :
Preferred share, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Ordinary shares, $0.0001 par value, 490,000,000 shares authorized, 2,180,000 shares issued and outstanding as of December 31, 2025 and 2024 (excluding 6,900,000 shares subject to possible redemption)*	218	218
Additional paid-in capital	-	312,035
(Accumulated deficit) retained earnings	(1,319,867)	138,622
Total Shareholder's (Deficit) Equity	(1,319,649)	450,875
Total Liabilities Ordinary Shares Subject to Possible Redemptions and Shareholder’s (Deficit) Equity	$72,953,591	$70,064,740

*As of the date of the issuance of these financial statements, 213,500 private placement units (Note 4) and 343,933 public placement units (Note 3) have not been separated into their relevant components

The accompanying notes are an integral part of these financial statements.

HORIZON SPACE ACQUISITION II CORP.

STATEMENTS OF OPERATIONS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024

Formation and operating costs	$1,080,524	$201,653
Loss from operations	(1,080,524)	(201,653)

Other income
Interest and dividend income on investments held in Trust	2,889,530	344,530
Net income	1,809,006	142,877

Weighted average shares outstanding of redeemable ordinary shares	6,900,000	805,479
Basic and diluted net income per share, ordinary shares	$0.32	$2.67
Weighted average shares outstanding of non-redeemable ordinary shares	2,180,000	1,776,618
Basic and diluted net loss per share, non-redeemable ordinary shares	$(0.20)	$(1.13)

The accompanying notes are an integral part of these financial statements.

HORIZON SPACE ACQUISITION II CORP.

STATEMENTS OF SHAREHOLDER'S DEFICIT

(Currency expressed in United States Dollars (“US$”), except for number of shares)

					Additional		(Accumulated) Deficit	Total Shareholder's
	Preferred Shares		Ordinary Shares		Paid-in	Subscription	Retained	(Deficit)
	Shares	Amount	Shares	Amount	Capital	Receivable	Earning	Equity
Balance as of December 31, 2023	-	$-	1,725,000	$173	24,827	$(25,000)	$(4,255)	$(4,255)
Received proceed from subscription receivable	-	-	-	-	-	25,000	-	25,000
Sale of public units through public offering, including over-allotment	-	-	6,900,000	690	68,999,310	-	-	69,000,000
Sale of private placement units*	-	-	200,000	20	1,999,980	-	-	2,000,000
Sale of private placement units, over-allotment*	-	-	13,500	1	134,999	-	-	135,000
Issuance of representative shares			241,500	24	341,578	-	-	341,602
Underwriters' discount	-	-	-	-	(1,035,000)	-	-	(1,035,000)
Other offering expenses	-	-	-	-	(809,819)	-	-	(809,819)
Reclassification of ordinary shares subject to redemption	-	-	(6,900,000)	(690)	(68,095,410)	-	-	(68,096,100)
Allocation of offering costs to ordinary shares subject to redemption	-	-	-	-	1,806,783	-	-	1,806,783
Initial accretion of carrying value to redemption value	-	-	-	-	(2,710,683)	-	-	(2,710,683)
Subsequent accretion of carrying value to redemption value	-	-	-	-	(344,530)	-	-	(344,530)
Net income	-	-	-	-	-	-	142,877	142,877
Balance as of December 31, 2024	-	-	2,180,000	218	312,035	-	138,622	450,875
Accretion of carrying value to redemption value	-	-	-	-	(312,035)	-	(3,267,495)	(3,579,530)
Net income	-	-	-	-	-	-	1,809,006	1,809,006
Balance as of December 31, 2025	-	$-	2,180,000	$218	$-	$-	$(1,319,867)	$(1,319,649)

The accompanying notes are an integral part of these financial statements.

*As of the date of the issuance of these financial statements, 213,500 private placement units (Note 4) have not been separated into their relevant components

HORIZON SPACE ACQUISITION II CORP.

STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
Cash Flows from Operating Activities:
Net income	$1,809,006	$142,877
Adjustments to reconcile net income to net cash provided by operating activities:
Dividend and interest income on Trust Account	(2,889,530)	(344,530)
Changes in operating assets and liabilities:
Prepaid expense	51,876	(73,490)
Accrued expense	(10,155)	164,678
Net Cash Used in Operating Activities	(1,038,803)	(110,465)

Cash flows from investing activities:
Investment held in Trust Account	-	(69,000,000)
Extension fee deposited into Trust Account	(690,000)	-
Net Cash Used in Financing Activities	(690,000)	(69,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of public units, including over-allotment, net of underwriters' discount	-	67,965,000
Proceeds from sale of private placement units, including over-allotment	-	2,135,000
Proceed from promissory notes, related parties	990,000	-
Advances from related party	100,000	-
Payment of offering costs	-	(342,815)
Net Cash Provided by Financing Activities	1,090,000	69,757,185

Net Change in Cash	(638,803)	646,720

Cash at beginning of the year	646,720	-
Cash, end of the year	$7,917	$646,720

Supplemental Disclosure of Cash Flow Information:
Accrued expense paid by Sponsor	$-	$129,082
Deferred offering costs paid by Sponsor for settlement of subscription receivable	$-	$25,000
Deferred offering costs paid by Sponsor	$-	$125,402
Issuance of representative shares	$-	$341,602
Reclassification of ordinary shares subject to redemption	$-	$68,096,100
Initial accretion of carrying value for public shares to redemption value	$-	$2,710,683
Subsequent accretion of carrying value for public shares to redemption value	$3,579,530	$344,530
Allocation of offering costs to ordinary shares subject to redemption	$-	$1,806,783

The accompanying notes are an integral part of these financial statements.

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

As of December 31, 2025, the Company had not commenced any operations. For the period from March 21, 2023 (inception) through December 31, 2025, the Company’s efforts have been limited to organizational activities as well as activities related to the initial public offering, identifying a target company for a Business Combination and completing the SL Bio Business Combination (as defined below). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of dividend and/or interest income from the proceeds derived from the IPO (as defined below) and private placement (“Private Placement,” see Note 4).

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

Horizon Space Acquisition II Corp.

Notes To Financial Statements

Upon the closing of the IPO, management has agreed that the net proceeds of the IPO and the sale of the Private Units, $10.00 per unit will be placed into a U.S.-based Trust Account (“Trust Account”) maintained by Wilmington Trust, N.A., acting as trustee, and will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to pay the Company’s tax obligations and liquidation expenses up to $50,000, the proceeds from the IPO and the sale of the Private Units that are deposited in the Trust Account will not be released from the Trust Account until the earliest to occur of:(a) the completion of the initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s memorandum and articles of association (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Business Combination or to redeem 100% of the Company’s public shares if the Company does not complete the Business Combination by April 18, 2026 (or up to February 18, 2027 if the Company extends the period of time to consummate the Business Combination by the full amount of time) as amended on February 13, 2026 pursuant to the extraordinary general meeting (the “Extension EGM”) or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity and (c) the redemption of the public shares if the Company is unable to complete the Business Combination by April 18, 2026 (or up to February 18, 2027 if the Company extends the period of time to consummate a Business Combination by the full amount of time) as amended on February 13, 2026 pursuant to the Extension EGM (the “Combination Period”), subject to applicable law. Although the Company will seek to have all vendors, including lenders for money borrowed, prospective target businesses or other entities the Company engages execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of the Company’s public shareholders, the proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the public shareholders.

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer.

The ordinary shares subject to redemption accredited to the redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Financial Accounting Standard Board’s (FASB) Accounting Standards Codification (“ASC”) Topic 480“Distinguishing Liabilities from Equity.” In such case, the Company has determined that the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding sharesvotes are voted in favor of the Business Combination. If the Company cannot complete a Business Combination by April 18, 2026 (or up to February 18, 2027 if the Company extends the period of time to consummate a Business Combination by the full amount of time) as amended on February 13, 2026 pursuant to the Extension EGM, unless the Company extends such period pursuant to its amended and restated memorandum and articles of association, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of income taxes payable, and less up to $50,000 of interest to pay liquidation expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to public rights or private rights. The rights will expire worthless if the Company fails to complete a Business Combination by April 18, 2026 (or up to February 18, 2027 if the Company extends the period of time to consummate a Business Combination by the full amount of time) as amended on February 13, 2026 pursuant to the Extension EGM.

Extension Deposit and Notes

Pursuant to the terms of the Company’s memorandum and articles of association, in order to extend the time available for the Company to consummate its initial Business Combination, the Sponsor or designees, must deposit into the Trust Account for each three months extension, $690,000 as the underwriter’s over-allotment option had been exercised in full ($0.10 per share in either case), up to an aggregate of $1,380,000, on or prior to the date of the applicable deadline. As of December 31, 2025, an aggregate of $690,000 was deposited into the Trust Account for the Company’s public shareholders, which extended the deadline to consummate a Business Combination to February 18, 2026.

Horizon Space Acquisition II Corp.

Notes To Financial Statements

Pursuant to the amendment to the amended and restated memorandum and articles of association approved in the extraordinary general meeting held on February 13, 2026 (the “Charter Amendment”) of the Company, the Company has until February 18, 2026 to complete its initial business combination. However, the Company may extend the period of time to consummate a business combination up to twelve times, each by an additional one-month extension, up to February 18, 2027, subject to the Sponsor and/or its designee, depositing the lesser of (i) $50,000 for all remaining public shares and (ii) $0.033 for each remaining public share (the “Extension Fee”) into the Trust Account.

On February 18, 2026, and March 13, 2026, an aggregate of $100,000 (in two installments of $50,000 each) was deposited into the Trust Account for the Company’s public shareholders by William Wang, the Chief Executive Officer of SL BIO, to extend the period for the Company to consummate its initial Business Combination to April 18, 2026. In connection with these deposits, the Company issued unsecured promissory notes with an aggregate principal amount of $100,000 to William Wang on February 18, 2026 and March 17, 2026, respectively.

Business Combination

On May 9, 2025, the Company entered into a business combination agreement (the “Business Combination Agreement”) with SL Science Holding Limited, a Cayman Islands exempted company (“PubCo”), CW Mega Limited, a Cayman Islands exempted company and a wholly-owned subsidiary of PubCo (“Merger Sub I”), WW Century Limited, a Cayman Islands exempted company and a wholly-owned subsidiary of PubCo (“Merger Sub II”), and SL Bio Ltd., a Cayman Islands exempted company limited by shares (“SL Bio”), pursuant to which, among other things, (i) Merger Sub I will merge with and into the Company, with the Company as the surviving entity and a wholly-owned subsidiary of PubCo (the “First Merger”), and (ii) following the First Merger, Merger Sub II will merge with and into SL Bio, with SL Bio as the surviving entity and a wholly-owned subsidiary of PubCo (the “Second Merger,” and together with the First Merger and the other transactions contemplated by the Business Combination Agreement, the “SL Bio Business Combination”). In connection with the SL Bio Business Combination, PubCo filed with the SEC a registration statement on Form F-4 (File No. 333-292214), which was declared effective on January 13, 2026 (as amended and supplemented, the “Form F-4”), and the Company filed a definitive proxy statement (as amended and supplemented, the “Proxy Statement”) for the solicitation of proxies in connection with an extraordinary general meeting of the Company’s shareholders on January 13, 2026.

Going Concern Consideration

As of December 31, 2025, the Company had cash of $7,917 and working capital deficit of $1,319,649. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination.

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

The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company currently has no commitments in place to receive such financing and there is no assurance that the Company’s plans to raise capital will be successful. In addition, if the Company is unable to complete a Business Combination by April 18, 2026 (or up to February 18, 2027 if fully extended), unless further extended, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern for a period within one year after the date that the accompanying financial statements are issued. The financial statements of the Company do not include any adjustments that might result from the outcome of this uncertainty.

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

Horizon Space Acquisition II Corp.

Notes To Financial Statements

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $7,917 and $646,720 in cash as of December 31, 2025 and 2024, respectively, and did not have any cash equivalents as of December 31, 2025 and 2024.

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

As of December 31, 2025 and 2024, the Trust Account had balance of $72,924,060 and $69,344,530, respectively. Earnings on these trading securities are included in interest earned on investments held in the Trust Account in the accompanying statements of operations. Income earned on these investments were fully reinvested into the Trust and therefore considered as an adjustment to reconcile net income (loss) to net cash used in operating activities in the condensed statements of cash flows. For the years ended December 31, 2025 and 2024, there were $2,889,530 and 344,530 of interest and dividend income recognized, respectively.

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less interest income and unrealized gain or loss on investments in trust account less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of December 31, 2025 and 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then shared in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Years ended December 31, 2025	For the Years ended December 31, 2024

Net income	$1,809,006	$142,877
Initial accretion of carrying value to redemption value	-	(2,710,683)
Accretion of carrying value to redemption value	(3,579,530)	(344,530)
Net loss including accretion of carrying value of redemption value	$(1,770,524)	$(2,912,336)

Horizon Space Acquisition II Corp.

Notes To Financial Statements

	For the Year Ended
	December 31, 2025
		Non-
	Redeemable	Redeemable
	Common	Common
	Stock	Stock
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(1,345,442)	$(425,082)
Accretion of carrying value to redemption value	3,579,530	-
Allocation of net income/(loss)	$2,234,088	$(425,082)

Denominators:
Weighted-average shares outstanding	6,900,000	2,180,000
Basic and diluted net income/ (loss) per share	$0.32	$(0.20)

	For the Year Ended
	December 31, 2024
		Non-
	Redeemable	Redeemable
	Common	Common
	Stock	Stock
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(908,497)	$(2,003,839)
Initial accretion of carrying value to redemption value	2,710,683	-
Accretion of carrying value to redemption value	344,530	-
Allocation of net income/(loss)	$2,146,716	$(2,003,839)

Denominators:
Weighted-average shares outstanding	805,479	1,776,618
Basic and diluted net income/ (loss) per share	$2.67	$(1.13)

Ordinary shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s public shares feature certain redemption rights that are outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2025, 6,900,000 ordinary shares subject to possible redemption are presented at the redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Horizon Space Acquisition II Corp.

Notes To Financial Statements

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of December 31, 2025 and 2024, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

At December 31, 2025 and 2024, the assets held in the Trust Account were held in treasury funds. All of the Company’s investments held in the Trust Account are classified as trading securities.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2025 and 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	December 31, 2025		December 31, 2024
	Level	Fair value	Level	Fair value

Assets:
Investments held in Trust Account	1	72,924,060	1	69,344,530

Horizon Space Acquisition II Corp.

Notes To Financial Statements

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company has identified Cayman Islands as its only “major” tax jurisdiction, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on March 21, 2023, the evaluation was performed for 2023, 2024, and 2025 tax year which will be the only periods subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.

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

Recently adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income taxes (Topic 740): Improvements to Income Tax Disclosure (“ASU 2023-09”), which enhances the transparency and usefulness of income tax disclosures. ASU 2023-09 will be effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company early adopted the ASU 2023-09 on January 1, 2025 on a prospective basis, and the adoption does not have a material impact on its financial statements.

Recently issued accounting standards which have not yet been adopted

In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures” (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, in each relevant expense caption. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance; however, the Company does not expect a material impact on its financial statements.

Horizon Space Acquisition II Corp.

Notes To Financial Statements

Except as mentioned above, the Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the on the Company’s financial statements.

Note 3 — Initial Public Offering

On November 18, 2024, the Company sold 6,000,000 Units, at a price of $10.00 per Unit. Each Unit consists of one ordinary share, and one right to receive one-tenth (1/10) of one ordinary share. Each ten rights entitle the holder thereof to receive one ordinary share upon the consummation of the Business Combination. The Company has also granted the underwriters a 45-day option to purchase up to an additional 900,000 Option Units to cover over-allotments, if any. On November 19, 2024, the underwriter notified the Company of its exercise of the over-allotment option in full to purchase additional 900,000 Option Units of the Company. On November 21, 2024, 900,000 Option Units were sold to the underwriter at an offering price of $10.00 per Option Unit, generating gross proceeds of $9,000,000. As of December 31, 2025, 343,933 Public Units have not been separated into their relevant components.

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

As of December 31, 2025 and 2024, the amounts of ordinary shares reflected on the balance sheet are reconciled in the following table.

	Share	Amount
Gross proceeds from the IPO	6,900,000	$69,000,000
Less:
Gross Proceeds from the IPO allocated to public rights	-	(903,900)
Offering costs of public shares	-	(1,806,783)
Plus:
Initial accretion of carrying value to redemption value	-	2,710,683
Subsequent accretion of carrying value to redemption value	-	344,530
Ordinary shares subject to possible redemption, December 31, 2024	6,900,000	69,344,530
Accretion of carrying value to redemption value	-	3,579,530
Ordinary shares subject to possible redemption, December 31, 2025	6,900,000	$72,924,060

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 200,000 Initial Private Units at a price of $10.00 per Initial Private Units for an aggregate purchase price of $2,000,000. Each Initial Private Unit was identical to the Public Units sold in the IPO, except as described below. Simultaneously with the closing of the Option Units on November 21, 2024, the Company consummated the sale of additional 13,500 Additional Private Units to the Sponsor at a price of $10.00 per Additional Private Unit, generating total proceeds of $135,000. As of the date of the issuance of these financial statements, 213,500 Private Units have not been separated into their relevant components.

Horizon Space Acquisition II Corp.

Notes To Financial Statements

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

Horizon Space Acquisition II Corp.

Notes To Financial Statements

Promissory Notes — Related Parties

On July 25, 2024, the Company entered into a promissory note agreement (“Promissory Note Agreement”), pursuant which the Sponsor agreed to loan the Company up to $500,000 to be used for a portion of the expenses of the IPO. As of December 31, 2025 and 2024, the Company had not drawn any amounts under the Promissory Note Agreement.

On July 5, 2025, the Company issued unsecured promissory notes in the principal of $300,000 to its Sponsor, to provide additional working capital. The promissory note bears no interest and is payable on the earlier of the consummation of a Business Combination or the Company's termination date. At the Sponsor’s discretion, the promissory note may be converted into private placement units upon completion of the Business Combination at a conversion price of $10.00 per unit, each consisting of one ordinary share and one right. The proceeds were funded via wire transfer on July 7, 2025.

As of December 31, 2025 and 2024, the Company had drawn $300,000 and $0 on this promissory note.

On November 17, 2025, an aggregate of $690,000 of the extension fee was deposited into the Trust Account for the Company’s public shareholders (the “Extension Payment”) by a designee of the Sponsor (the “Payee”), which enables the Company to extend the period of time it has to consummate its initial business combination by three months from November 18, 2025 to February 18, 2026. In connection with such extension fee, the Company issued an unsecured promissory note of $690,000 (the “Note”) to the Payee. At the Payee’s discretion, the promissory note may be converted into private placement units upon completion of the Business Combination at a conversion price of $10.00 per unit, each consisting of one ordinary share and one right.

Amount Due to Related Party

Amount due to related party represents advancement made by the sponsor to the Company to pay formation expenses, a portion of the expenses of the IPO, and the Company’s ongoing operational expense. As of December 31, 2025 and 2024, the Company had amount due to related party amounted to $354,484 and $254,484, respectively.

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

As of December 31, 2025 and 2024, the Company had no borrowings under the Working Capital Loans.

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

Note 7 — Shareholders’ Equity

Preference Share

The Company is authorized to issue 10,000,000 shares of preferred share, with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2025 and 2024, there were no preference shares issued or outstanding.

Ordinary Share

The Company is authorized to issue 490,000,000 ordinary shares, with a par value of $0.0001 per share.

On March 21, 2023, the Company issued one ordinary share of a par value of $0.0001 to the Sponsor without consideration.

On July 26, 2024, the Sponsor acquired 1,725,000 Founder Shares (up to 225,000 of which are subject to forfeiture) at a price of approximately 0.0145 per share for an aggregate of $25,000 and surrendered one ordinary share. All share amounts have been retroactively restated to reflect this issuance. On August 2, 2024, Sponsor transferred (i) to each independent director nominee 20,000 Founder Shares, in the aggregate amount of 60,000 Founder Shares, and (ii) to Chief Financial Officer, 10,000 Founder Shares, all at the original purchase price when the Sponsor acquired such shares. Those shares issuance and cancelation were considered as a recapitalization, which were recorded and presented retroactively. As a result of the underwriters’ election to fully exercise their over-allotment option on November 19, 2024, no Founder Shares are currently subject to forfeiture

Horizon Space Acquisition II Corp.

Notes To Financial Statements

As of December 31, 2025 and 2024, there were 2,180,000 ordinary shares issued and outstanding, excluding 6,900,000 shares subject to possible redemption as of each respective date.

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

Rights

As of December 31, 2025 and 2024, there were 7,113,500 rights outstanding, 6,900,000 of which are publicly traded. Among these, 213,500 rights were issued as part of 213,500 Private Units, which have not yet been separated.

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Year ended December 31, 2025	For the Year ended December 31, 2024
Professional services fee in connection with Business Combination	$(737,134)	$-
Other formation and operating costs	(343,390)	(201,653)
Total formation and operating costs	(1,080,524)	(201,653)
Interest earned on investment held in Trust Account	2,889,530	344,530
Net income	$1,809,006	$142,877

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

Note 9 — Subsequent Events

The Company’s management reviewed all material events that have occurred after the balance sheet date through the date when the financial statements were issued. Based on the review, except as extension deposit and Notes mentioned in note 1 and disclosed below, the Company did not identify any subsequent events that would require adjustment or disclosure in the financial statements.

On May 9, 2025, the Company entered into a Business Combination Agreement with SL Science Holding Limited (“PubCo”), its wholly owned subsidiaries, and SL BIO Ltd., pursuant to which a series of mergers will be effected resulting in the Company and SL BIO becoming wholly owned subsidiaries of PubCo, and the Company’s shareholders receiving PubCo ordinary shares. In connection with the Business Combination, on March 24, 2026, PubCo entered into subscription agreements with certain investors for a private placement (the “PIPE Financing”) of 780,000 units at $10.00 per unit for aggregate gross proceeds of $7,800,000. Each unit consists of one PubCo ordinary share and one preferred share, with each preferred share convertible into one-third of one PubCo ordinary share six months following the closing of the Business Combination.

In connection with the Business Combination EGM on February 13, 2026, an aggregate of 3,219,311 ordinary shares of HSPT were redeemed for $34,221,276 on March 17, 2026. In addition, in connection with the Business Combination EGM on February 12, 2026, 3,502,404 ordinary shares of HSPT were submitted for redemption, which will be redeemed upon and following the consummation of the Business Combination.

From January through March 2026, the Sponsor advanced an aggregate of $210,000 to the Company to fund working capital and operating expenses.

