Form 10-Q
period 2026-03-31
Horizon Space Acquisition II Corp.
filed 2026-05-20
CIK 2032950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of the date hereof, there were 5,860,689 ordinary shares of the Company, par value $0.0001 per share issued and outstanding.

HORIZON SPACE ACQUISITION II CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HORIZON SPACE ACQUISITION II CORP.

CONDENSED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2026	December 31, 2025
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	$9,586	$7,917
Prepaid expense	72,395	21,614
Total Current Assets	81,981	29,531

Investment held in Trust Account	39,390,860	72,924,060

Total Assets	$39,472,841	$72,953,591

Liabilities, Ordinary Shares Subject to Possible Redemptions and Shareholders’ Deficit
Current Liabilities
Promissory note, related party	$990,000	$990,000
Amount due to related party	571,134	354,484
Promissory note, third party	100,000	-
Ordinary shares subject to redemption	37,482,848	-
Other payable and accrued expenses	205,401	4,696
Total Current Liabilities	39,349,383	1,349,180

Total Liabilities	39,349,383	1,349,180

Commitments and Contingencies (Note 7)

Ordinary shares, $0.0001 par value, 490,000,000 shares authorized, 178,285 and 6,900,000 shares subject to possible redemption at $10.70 and $10.57 per share as of March 31,2026 and December 31,2025, respectively.	1,908,012	72,924,060

Shareholder's Deficit:
Preferred share, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Ordinary shares, $0.0001 par value, 490,000,000 shares authorized, 2,180,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025 (excluding 3,502,404 shares subject to redemption and 178,285 shares subject to possible redemption as of March 31, 2026, and 6,900,000 shares subject to possible redemption as of December 31, 2025), respectively	218	218
Additional paid-in capital	-	-
Accumulated deficit	(1,784,772)	(1,319,867)
Total Shareholder's Deficit	(1,784,554)	(1,319,649)
Total Liabilities Ordinary Shares Subject to Possible Redemptions and Shareholder’s Deficit	$39,472,841	$72,953,591

The accompanying notes are an integral part of these unaudited condensed financial statements.

HORIZON SPACE ACQUISITION II CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025

Formation and operating costs	$364,905	$253,479
Loss from operations	(364,905)	(253,479)

Other income
Interest and dividend income on investments held in Trust	588,076	726,071
Interest expense	(252,293)	-
Net (loss) income	(29,122)	472,592

Weighted average shares outstanding of redeemable ordinary shares	1,752,170	6,900,000
Basic and diluted net income per share, ordinary shares	$0.07	$0.08
Weighted average shares outstanding of non-redeemable ordinary shares	2,180,000	2,180,000
Basic and diluted net loss per share, non-redeemable ordinary shares	$(0.06)	$(0.03)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HORIZON SPACE ACQUISITION II CORP.

UNAUDITED CONDENSED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY

(Currency expressed in United States Dollars (“US$”), except for number of shares)

					Additional		Total
	Preferred Shares		Ordinary Shares		Paid-in	Accumulated	Shareholder's
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31,2025 (Audited)	-	$-	2,180,000	$218	$-	$(1,319,867)	$(1,319,649)
Accretion of carrying value to redemption value	-	-	-	-	-	(435,783)	(435,783)
Net income	-	-	-	-	-	(29,122)	(29,122)
Balance as of March 31, 2026 (Unaudited)	-	$-	2,180,000	$218	$-	$(1,784,772)	$(1,784,554)

					Additional		Total
	Preferred Shares		Ordinary Shares		Paid-in	Retained	Shareholder's
	Shares	Amount	Shares	Amount	Capital	Earning	Equity
Balance as of December 31, 2024 (Audited)	-	$-	2,180,000	$218	$312,035	$138,622	$450,875
Accretion of carrying value to redemption value	-	-	-	-	(312,035)	(414,036)	(726,071)
Net income	-	-	-	-	-	472,592	472,592
Balance as of March 31, 2025 (Unaudited)	-	$-	2,180,000	$218	$-	$197,178	$197,396

The accompanying notes are an integral part of these unaudited condensed financial statements.

HORIZON SPACE ACQUISITION II CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Cash Flows from Operating Activities:
Net (loss) income	$(29,122)	$472,592
Adjustments to reconcile net income to net cash provided by operating activities:
Dividend and interest income on Trust Account	(588,076)	(726,071)
Interest expense	252,293	-
Changes in operating assets and liabilities:
Prepaid expense	(50,781)	(50,781)
Accrued expense	200,705	22,316
Net Cash Used in Operating Activities	(214,981)	(281,944)

Cash flows from investing activities:
Proceeds from sale of investments in the Trust Account	34,221,276	-
Extension fee deposited into Trust Account	(100,000)	-
Net Cash Provided by Investing Activities	34,121,276	-

Cash Flows from Financing Activities:
Ordinary shares redemption	(34,221,276)	-
Proceed from promissory note, third party	100,000	-
Proceeds from related party	216,650	-
Net Cash Used in Financing Activities	(33,904,626)	-

Net Change in Cash	1,669	(281,944)

Cash at beginning of the period	7,917	646,720
Cash, end of the period	$9,586	$364,776

Supplemental Disclosure of Cash Flow Information:
Subsequent accretion of carrying value for public shares to redemption value	$435,783	$726,071
Ordinary share subject to redemption	$37,230,555	$-

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

As of March 31, 2026, the Company had not commenced any operations. For the period from March 21, 2023 (inception) through March 31, 2026, the Company’s efforts have been limited to organizational activities as well as activities related to the initial public offering, identifying a target company for a Business Combination and completing the SL Bio Business Combination (as defined below). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of dividend and/or interest income from the proceeds derived from the IPO (as defined below) and private placement (“Private Placement,” see Note 4).

The Company’s founder and sponsor is Horizon Space Acquisition II Sponsor Corp., a Cayman Islands company (the “Sponsor”). The Company’s ability to commence operations is contingent upon obtaining adequate financial resources through IPO and the Private Placement.

On November 18, 2024, the Company consummated its initial public offering (the “IPO”) of 6,000,000 units (“Units”). Each unit consists of one ordinary share, and one right to receive one-tenth (1/10) of one ordinary share. Each ten rights entitle the holder thereof to receive one ordinary share upon the consummation of the Business Combination. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $60,000,000. On November 19, 2024, the underwriter notified the Company of its exercise of the over-allotment option in full to purchase additional 900,000 Units of the Company (the “Over-Allotment Option”). As a result, on November 21, 2024, 900,000 Units were sold to the underwriter at an offering price of $10.00 per Option Unit (the “Option Units” and together with the Units, collectively, the “Public Units”), generating gross proceeds of $9,000,000. (refer to Note 3).

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

In conjunction with the IPO, the Company issued to the underwriter 210,000 ordinary shares for no consideration (the “Representative Shares”). The fair value of the Representative Shares accounted for as compensation under Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation” (“ASC 718”) is included in the offering costs. The fair value of the Representative Shares was estimated by using Black Scholes model as of the IPO date totaled $297,045. In connection with the exercise of the underwriter’s over-allotment option, the Company issued additional 31,500 Representative Shares to the underwriter with fair value of $44,557.

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

Horizon Space Acquisition II Corp.

Notes To Unaudited Condensed Financial Statements

Upon the closing of the IPO, management has agreed that the net proceeds of the IPO and the sale of the Private Units, $10.00 per unit will be placed into a U.S.-based Trust Account (“Trust Account”) maintained by Wilmington Trust, N.A., acting as trustee, and will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to pay the Company’s tax obligations and liquidation expenses up to $50,000, the proceeds from the IPO and the sale of the Private Units that are deposited in the Trust Account will not be released from the Trust Account until the earliest to occur of:(a) the completion of the initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s memorandum and articles of association (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Business Combination or to redeem 100% of the Company’s public shares if the Company does not complete the Business Combination by June 18, 2026 (or up to February 18, 2027 if the Company extends the period of time to consummate the Business Combination by the full amount of time) as amended on February 13, 2026 pursuant to the extraordinary general meeting (the “Extension EGM”) or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity and (c) the redemption of the public shares if the Company is unable to complete the Business Combination by June 18, 2026 (or up to February 18, 2027 if the Company extends the period of time to consummate a Business Combination by the full amount of time) as amended on February 13, 2026 pursuant to the Extension EGM (the “Combination Period”), subject to applicable law. Although the Company will seek to have all vendors, including lenders for money borrowed, prospective target businesses or other entities the Company engages execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of the Company’s public shareholders, the proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the public shareholders.

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer.

The ordinary shares subject to redemption accredited to the redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Financial Accounting Standard Board’s (FASB) Accounting Standards Codification (“ASC”) Topic 480“Distinguishing Liabilities from Equity.” In such case, the Company has determined that the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares votes are voted in favor of the Business Combination. If the Company cannot complete a Business Combination by June 18, 2026 (or up to February 18, 2027 if the Company extends the period of time to consummate a Business Combination by the full amount of time) as amended on February 13, 2026 pursuant to the Extension EGM, unless the Company extends such period pursuant to its amended and restated memorandum and articles of association, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of income taxes payable, and less up to $50,000 of interest to pay liquidation expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to public rights or private rights. The rights will expire worthless if the Company fails to complete a Business Combination by June 18, 2026 (or up to February 18, 2027 if the Company extends the period of time to consummate a Business Combination by the full amount of time) as amended on February 13, 2026 pursuant to the Extension EGM.

Horizon Space Acquisition II Corp.

Notes To Unaudited Condensed Financial Statements

Extension Deposit and Notes

Pursuant to the terms of the Company’s memorandum and articles of association, in order to extend the time available for the Company to consummate its initial Business Combination, the Sponsor or designees, must deposit into the Trust Account for each three months extension, $690,000 as the underwriter’s over-allotment option had been exercised in full ($0.10 per share in either case), up to an aggregate of $1,380,000, on or prior to the date of the applicable deadline. In November 2025, $690,000 was deposited into the Trust Account for the Company’s public shareholders, which extended the deadline to consummate a Business Combination to February 18, 2026.

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

For the three months ended March 31, 2026, an aggregate total of $100,000 was deposited into the Trust Account by William Wang, the Chief Executive Officer of SL BIO, on behalf of the Company’s public shareholders, to extend the deadline for the Company to consummate its initial Business Combination to April 18, 2026. In connection with such extensions, the Company issued two unsecured promissory notes (see Note 5) to William Wang, each with a principal amount of $50,000, on February 18, 2026 and March 17, 2026, respectively.

On April 18, 2026 and May 14, 2026, an aggregate total of $100,000, consisting of two installments of $50,000 each, was deposited into the Trust Account on behalf of the Company’s public shareholders to further extend the deadline for the Company to consummate its initial Business Combination to June 18, 2026. Of the aggregate amount deposited, $50,000 was funded by the Sponsor and $50,000 was funded by William Wang. In connection with such extensions, the Company issued unsecured promissory notes with a principal amount of $50,000 each on April 18, 2026 and May 18, 2026 to the Sponsor and William Wang, respectively.

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

Going Concern Consideration

As of March 31, 2026, the Company had cash of $9,586 and working capital deficit of $1,784,554, excluding $37,482,848 payables due to redeeming shareholders to be paid out from the Trust Account. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, Presentation of Financial Statements - Going Concern, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in addressing this uncertainty is through the Working Capital Loans, as defined below (see Note 6). Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Horizon Space Acquisition II Corp.

Notes To Unaudited Condensed Financial Statements

The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company currently has no commitments in place to receive such financing and there is no assurance that the Company’s plans to raise capital will be successful. In addition, if the Company is unable to complete a Business Combination by June 18, 2026 (or up to February 18, 2027 if fully extended), unless further extended, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern for a period within one year after the date that the accompanying unaudited condensed financial statements are issued. The unaudited condensed financial statements of the Company do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

As a result of the ongoing Russia/Ukraine, Hamas/Israel conflicts and/or other future global conflicts, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and potential future sanctions on the world economy and the specific impact on the Company’s financial position, results of operations or ability to consummate a Business Combination are not yet determinable. The unaudited condensed financial statements of the Company do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Significant accounting policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results to be expected for any other interim period or for the full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the year ended December 31, 2025, filed with the SEC on April 8, 2026. The accompanying balance sheet as of December 31, 2025 has been derived from the Company’s audited financial statements included in Form 10-K.

Segment Reporting

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker has been identified as the Chief Executive Officer (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, formation and operational costs and interest earned on cash and investments held in Trust Account which are included in the accompanying consolidated statements of operations.

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

Horizon Space Acquisition II Corp.

Notes To Unaudited Condensed Financial Statements

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

Use of Estimates

The preparation of the unaudited condensed financial statements of the Company in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $9,586 and $7,917 in cash as of March 31, 2026 and December 31, 2025, respectively, and did not have any cash equivalents as of March 31, 2026 and December 31, 2025.

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

In connection with the extraordinary general meeting (the “Business Combination EGM”) in connection with the SL Bio Business Combination on February 13, 2026, an aggregate of 3,219,311 ordinary shares of the Company were redeemed for $34,221,276 on March 17, 2026.

As of March 31, 2026 and December 31, 2025, the Trust Account had balance of $39,390,860 and $72,924,060, respectively. During the three months ended March 31, 2026, 3,219,311 ordinary shares of the Company were redeemed by public shareholders. In connection with the redemptions, an aggregate of $34,221,276 was withdrawn from the Trust Account and paid to the public shareholders. Earnings on these trading securities are included in interest earned on investments held in the Trust Account in the accompanying statements of operations. Income earned on these investments were fully reinvested into the Trust and therefore considered as an adjustment to reconcile net income (loss) to net cash used in operating activities in the condensed statements of cash flows. For the three months ended March 31, 2026 and 2025, there were $588,076 and 726,071 of interest and dividend income recognized, respectively.

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

For the three months ended March 31, 2026 and December 31, 2025, the Company had 3,502,404 and nil mandatorily redeemable ordinary shares outstanding, respectively, which will be redeemed upon and following the consummation of the Business Combination. The mandatorily redeemable ordinary shares contain a right to dividends and hence are considered as participating securities. The two-class method was applied to compute basic net income (loss) attributable to the redeemable shares.

As of March 31, 2026 and December 31, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then shared in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic loss per share for the period presented.

Horizon Space Acquisition II Corp.

Notes To Unaudited Condensed Financial Statements

The net income (loss) per share presented in the statement of operations is based on the following:

	For the three months ended March 31, 2026	For the three months ended March 31, 2025

Net (loss) income	$(29,122)	$472,592
Accretion of carrying value to redemption value	(435,783)	(726,071)
Net loss including accretion of carrying value of redemption value	$(464,905)	$(253,479)

	For the Three Months Ended
	March 31, 2026
		Non-
	Redeemable	Redeemable
	Common	Common
	Stock	Stock
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(328,583)	$(136,222)
Net loss attributable to ordinary shares subject to redemption	12,675
Accretion of carrying value to redemption value	435,783	-
Allocation of net income (loss)	$119,875	$(136,222)

Denominators:
Weighted-average shares outstanding	1,752,170	2,180,000
Basic and diluted net income (loss) per share	$0.07	$(0.06)

	For the Three Months Ended
	March 31, 2025
		Non-
	Redeemable	Redeemable
	Common	Common
	Stock	Stock
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(192,622)	$(60,857)
Accretion of carrying value to redemption value	726,071	-
Allocation of net income (loss)	$533,449	$(60,857)

Denominators:
Weighted-average shares outstanding	6,900,000	2,180,000
Basic and diluted net income (loss) per share	$0.08	$(0.03)

Horizon Space Acquisition II Corp.

Notes To Unaudited Condensed Financial Statements

Ordinary shares Subject to Redemption

The Company accounts for ordinary shares subject to redemption in accordance with ASC Topic 480 “Distinguishing Liabilities from Equity.” Upon the occurrence of the redemption event, or when the redemption became unconditional and no longer contingent, the ordinary shares subject to redemption were reclassified from temporary equity to liabilities in accordance with ASC 480-10-25-7. Upon reclassification, the liability was initially measured at fair value in accordance with ASC 480-10-30-2, with no gain or loss recognized upon reclassification.

Subsequent to reclassification, the liability is measured in accordance with ASC 480-10-35. If the instrument requires the repurchase of a fixed number of the Company’s ordinary shares and both the settlement amount and settlement date are fixed, the liability is subsequently measured at the present value of the amount to be paid at settlement using the effective interest method. If either the settlement amount or settlement date varies based on specified conditions, the liability is subsequently measured at the amount of cash that would be payable if settlement occurred as of the reporting date, with changes in measurement recognized as interest cost.

In connection with the Business Combination EGM held on February 12, 2026, 3,502,404 ordinary shares of the Company were submitted for redemption, which will be redeemed upon and following the consummation of the Business Combination. Because the redeeming shareholders had submitted valid redemption notices and the approval of the Business Combination occurred on February 12, 2026, the redemption became unconditional on February 12, 2026. Accordingly, the Company reclassified 3,502,404 ordinary shares previously classified as ordinary shares subject to possible redemption from temporary equity to liabilities, which were initially measured at fair value upon reclassification, amounting to $37,230,555 ($10.63 per share). Since the settlement dates are varies depending on the consummation of the Business Combination, the liability is subsequently measured at the amount of cash that would be paid if settlement occurred at the reporting date, with changes in the measurement recognized as interest cost. Accordingly, the Company recognized interest expense of $252,293, and the ordinary shares subject to redemption liability were remeasured to $37,482,848 as of March 31, 2026.

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

In connection with the Business Combination EGM on February 12, 2026, 3,502,404 ordinary shares of the Company were submitted for redemption, which will be redeemed upon and following the consummation of the Business Combination. Upon the approval of the Business Combination EGM on February 12, 2026, the redemption became unconditional, and the related ordinary shares were reclassified from temporary equity to liabilities in accordance with ASC 480.

In connection with the Business Combination EGM on February 13, 2026, an aggregate of 3,219,311 ordinary shares of the Company were redeemed to $34,221,276 on March 17, 2026.

Accordingly, as of March 31, 2026 and December 31, 2025, 178,285 and 6,900,000 ordinary shares subject to possible redemption are presented at the redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of March 31, 2026 and December 31, 2025, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments Measurements

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Horizon Space Acquisition II Corp.

Notes To Unaudited Condensed Financial Statements

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

As of March 31, 2026 and December 31, 2025, the assets held in the Trust Account were held in treasury funds. All of the Company’s investments held in the Trust Account are classified as trading securities.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	March 31, 2026		December 31, 2025
	(Unaudited)
	Level	Fair value	Level	Fair value

Assets:
Investments held in Trust Account	1	39,390,860	1	72,924,060

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company has identified Cayman Islands as its only “major” tax jurisdiction, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s unaudited condensed financial statements. Since the Company was incorporated on March 21, 2023, the evaluation was performed for 2023, 2024, and 2025 tax year which will be the only periods subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.

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

Horizon Space Acquisition II Corp.

Notes To Unaudited Condensed Financial Statements

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

Recently issued accounting standards which have not yet been adopted

In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures” (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, in each relevant expense caption. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance; however, the Company does not expect a material impact on its unaudited condensed financial statements.

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270),” which clarifies the applicability of interim reporting guidance and provides a comprehensive list of interim disclosures required under GAAP. The amendments also introduce a disclosure principle requiring entities to disclose events occurring since the end of the last annual reporting period that have a material impact on the entity. The guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027 for public business entities, and after December 15, 2028 for entities other than public business entities. Early adoption is permitted, and the amendments may be applied prospectively or retrospectively. The Company is currently evaluating the impact of adopting this guidance on its unaudited condensed consolidated financial statements.

Except as mentioned above, the Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the on the Company’s unaudited condensed financial statements.

Note 3 — Initial Public Offering

On November 18, 2024, the Company sold 6,000,000 Units, at a price of $10.00 per Unit. Each Unit consists of one ordinary share, and one right to receive one-tenth (1/10) of one ordinary share. Each ten rights entitle the holder thereof to receive one ordinary share upon the consummation of the Business Combination. The Company has also granted the underwriters a 45-day option to purchase up to an additional 900,000 Option Units to cover over-allotments, if any. On November 19, 2024, the underwriter notified the Company of its exercise of the over-allotment option in full to purchase additional 900,000 Option Units of the Company. On November 21, 2024, 900,000 Option Units were sold to the underwriter at an offering price of $10.00 per Option Unit, generating gross proceeds of $9,000,000. As of the date of March 31, 2026 and December 31, 2025, 142,091 and 343,933 public placement units have not been separated into their relevant components, respectively.

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

Horizon Space Acquisition II Corp.

Notes To Unaudited Condensed Financial Statements

As of March 31, 2026 and December 31, 2025, the amounts of ordinary shares reflected on the balance sheet are reconciled in the following table.

	Share	Amount
Gross proceeds from the IPO	6,900,000	$69,000,000
Less:
Gross Proceeds from the IPO allocated to public rights	-	(903,900)
Offering costs of public shares	-	(1,806,783)
Plus:
Initial accretion of carrying value to redemption value	-	2,710,683
Accretion of carrying value to redemption value	-	3,924,060
Ordinary shares subject to possible redemption, December 31, 2025	6,900,000	$72,924,060
Less:
Redemption of Ordinary Shares	(3,219,311)	(34,221,276)
Reclassification of ordinary share subject to redemption as liability	(3,502,404)	(37,230,555)
Plus: Accretion of carrying value to redemption value	-	435,783
Ordinary shares subject to possible redemption, March 31, 2026	178,285	$1,908,012

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 200,000 Initial Private Units at a price of $10.00 per Initial Private Units for an aggregate purchase price of $2,000,000. Each Initial Private Unit was identical to the Public Units sold in the IPO, except as described below. Simultaneously with the closing of the Option Units on November 21, 2024, the Company consummated the sale of additional 13,500 Additional Private Units to the Sponsor at a price of $10.00 per Additional Private Unit, generating total proceeds of $135,000. As of March 31, 2026 and December 31, 2025, 213,500 private placement units have not been separated into their relevant components.

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

Note 5 — Promissory Notes — Third Party

On February 18, 2026 and March 17, 2026, the Company issued two unsecured promissory notes in the aggregate principal amount of $100,000 to William Wang, the Chief Executive Officer of SL BIO to fund the extension fees associated with extending the deadline for the Company to consummate a Business Combination. The terms of the promissory notes are substantially the same as the related party promissory note described below. As of March 31, 2026, the outstanding balance under the promissory notes - third party was $100,000.

Horizon Space Acquisition II Corp.

Notes To Unaudited Condensed Financial Statements

Note 6— Related Party Transactions

Founder Shares

On March 21, 2023, the Company issued 1 ordinary share of a par value of $0.0001 to the Sponsor without consideration. On July 26, 2024, the Sponsor acquired 1,725,000 ordinary shares (“Founder Shares”) for a purchase price of $25,000, or approximately $0.0145 per share and surrendered 1 ordinary share, all share amounts have been retroactively restated to reflect this issuance and surrender of 1 ordinary share. On August 2, 2024, Sponsor transferred (i) to each independent director nominee 20,000 Founder Shares, in the aggregate amount of 60,000 Founder shares, and (ii) to Chief Financial Officer, 10,000 Founder Shares, all at the original purchase price of $0.0145 per share when the Sponsor acquired such shares.

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

Promissory Notes — Related Parties

On July 25, 2024, the Company entered into a promissory note agreement (“Promissory Note Agreement”), pursuant which the Sponsor agreed to loan the Company up to $500,000 to be used for a portion of the expenses of the IPO. As of March 31, 2026 and December 31, 2025, the Company had not drawn any amounts under the Promissory Note Agreement.

On July 5, 2025, the Company issued unsecured promissory notes in the principal amount of $300,000 to its Sponsor to provide additional working capital. The promissory notes bear no interest and are payable upon the earlier of the consummation of a Business Combination or the Company’s termination date. At the Sponsor’s discretion, the promissory notes may be converted into private placement units upon completion of the Business Combination at a conversion price of $10.00 per unit, with each unit consisting of one ordinary share and one right. The proceeds from the $300,000 promissory notes were funded via wire transfer on July 7, 2025.

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

As of March 31, 2026 and December 31, 2025, the outstanding balance under the promissory notes – related parties amounted to $990,000.

Amount Due to Related Party

Amount due to related party represents advancement made by the sponsor to the Company to pay formation expenses, a portion of the expenses of the IPO, and the Company’s ongoing operational expense. As of March 31, 2026 and December 31, 2025, the Company had amount due to related party amounted to $571,134 and $354,484, respectively.

Horizon Space Acquisition II Corp.

Notes To Unaudited Condensed Financial Statements

Working Capital Notes

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

On May 18, 2026, the Company issued a promissory note (the “Working Capital Note”) to the Sponsor, under which the Sponsor agreed to loan the Company up to $850,000 to be used for a portion of the working capital. This loan is non-interest bearing, unsecured and is due at the earlier of (i) the consummation of the Company’s initial business combination or (ii) the date of expiry of the term of the Company. The Sponsor, as the payee, has the right, but not the obligation, to convert the note, in whole or in part, into Working Capital Units of the Company, that are identical to the Private Units issued by the Company in the Private Placement consummated simultaneously with the Company’s IPO, subject to certain exceptions, by providing the Company with written notice of the intention to convert at least two business days prior to the closing of a business combination. The number of Working Capital Units to be received by the Sponsor in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the Sponsor by (y) $10.00.

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

Note 7 — Commitments & Contingencies

Registration Rights

The holders of the Founder Shares and private units, units issuable upon the conversion of certain working capital notes and any underlying securities will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of this offering requiring the Company to register such securities for resale. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Note 8 — Shareholders’ Equity

Preference Share

The Company is authorized to issue 10,000,000 shares of preferred share, with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Ordinary Share

The Company is authorized to issue 490,000,000 ordinary shares, with a par value of $0.0001 per share.

On March 21, 2023, the Company issued one ordinary share of a par value of $0.0001 to the Sponsor without consideration.

On July 26, 2024, the Sponsor acquired 1,725,000 Founder Shares (up to 225,000 of which are subject to forfeiture) at a price of approximately 0.0145 per share for an aggregate of $25,000 and surrendered one ordinary share. All share amounts have been retroactively restated to reflect this issuance. On August 2, 2024, Sponsor transferred (i) to each independent director nominee 20,000 Founder Shares, in the aggregate amount of 60,000 Founder Shares, and (ii) to Chief Financial Officer, 10,000 Founder Shares, all at the original purchase price when the Sponsor acquired such shares. Those shares issuance and cancelation were considered as a recapitalization, which were recorded and presented retroactively. As a result of the underwriters’ election to fully exercise their over-allotment option on November 19, 2024, no Founder Shares are currently subject to forfeiture

As of March 31, 2026 and December 31, 2025, there were 2,180,000 ordinary shares issued and outstanding, excluding 3,502,404 shares subject to redemption and 178,285 shares subject to possible redemption as of March 31, 2026, and 6,900,000 shares subject to possible redemption as of December 31, 2025.

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

Rights

As of March 31, 2026 and December 31, 2025, there were 7,113,500 rights outstanding, 6,900,000 of which are publicly traded. Among these, 213,500 rights were issued as part of 213,500 Private Units, which have not yet been separated.

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

Note 9 — Segment information

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
	(Unaudited)	(Unaudited)
Professional services fee in connection with Business Combination	$(109,150)	$(142,800)
Other formation and operating costs	(255,755)	(110,679)
Total formation and operating costs	(364,905)	(253,479)
Interest earned on investment held in Trust Account	588,076	726,071
Interest expense	(252,293)	-
Net income	$(29,122)	$472,592

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

Note 10 — Subsequent Events

The Company’s management reviewed all material events that have occurred after the balance sheet date through the date when the financial statements were issued. Based on the review, except for the subsequently issued extension deposit and notes mentioned in Note 1 and Working Capital Note mentioned in Note 5, the Company did not identify any other subsequent events that would require adjustment or disclosure in the financial statements.

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

Extension Deposit and Note

On or about May 14, 2026, an aggregate of $50,000 was deposited into the Trust Account for the Company’s public shareholders by William Wang, the Chief Executive Officer of SL Bio, which enables the Company to extend the period of time it has to consummate its initial business combination by one month from May 18, 2026 to June 18, 2026. In connection with the deposit, on March 18, 2026, the Company issued an unsecured promissory note (the “Extension Note”) of $50,000 to William Wang.

The Extension Note bears no interest and is payable in full upon the earlier to occur of (i) the consummation of the Company’s business combination or (ii) the date of expiry of the term of the Company (the “Maturity Date”). The following shall constitute an event of default: (i) a failure to pay the principal within five business days of the Maturity Date; (ii) the commencement of a voluntary or involuntary bankruptcy action, (iii) the breach of the Company’s obligations thereunder; (iv) any cross defaults; (v) an enforcement proceedings against the Company; and (vi) any unlawfulness and invalidity in connection with the performance of the obligations thereunder, in which case the Extension Note may be accelerated.

The payee has the right, but not the obligation, to convert the Extension Note, in whole or in part, respectively, into private units of the Company, each consisting of one Ordinary Share, and one right to receive one-tenth (1/10) of one Ordinary Share upon the consummation of a business combination, as described in the prospectus of the Company (File No: 333-282758), by providing the Company with written notice of the intention to convert at least two business days prior to the closing of the business combination. The number of units to be received by the payee in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the payee by (y) $10.00.

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

The Working Capital Units would be identical to the Private Units sold in the Private Placement. The terms of such loans by the Sponsor or its affiliates, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

On May 18, 2026, the Company issued a promissory note (the “Working Capital Note”) to the Sponsor, under which the Sponsor agreed to loan the Company up to $850,000 to be used for a portion of the working capital. This loan is non-interest bearing, unsecured and is due at the earlier of (i) the consummation of the Company’s initial business combination or (ii) the date of expiry of the term of the Company. The Sponsor, as the payee, has the right, but not the obligation, to convert the note, in whole or in part, into Private Units of the Company, that are identical to the Private Units issued by the Company in the Private Placement consummated simultaneously with the Company’s IPO, subject to certain exceptions, by providing the Company with written notice of the intention to convert at least two business days prior to the closing of a business combination. The number of Private Units to be received by the Sponsor in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the Sponsor by (y) $10.00.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through March 31, 2026 were organizational activities and those necessary to prepare for the IPO, search for a target candidate and complete the proposed business combination. We do not expect to generate any operating revenues until after the completion of the business combination. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. After the IPO, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for expenses associated with the search for target opportunities.

For the three months ended March 31, 2026, we had a net loss of $29,122, of which $588,076 was interest income and dividend income from investments held in trust, offset formation and operating expenses of $364,905 and interest expense of $252,293.

For the three months ended March 31, 2025, we had a net income of $472,592, of which $726,071 was interest and dividend income from investments held in trust, offset formation and operating expenses of $253,479.

Liquidity and Capital Resources

As of March 31, 2026, the Company had cash of $9,586 and working capital deficit of $1,784,554, excluding $37,482,848 payables due to redeeming shareholders to be paid out from the Trust Account.

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

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a business combination. In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, Presentation of Financial Statements - Going Concern, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in addressing this uncertainty is through the working capital loans from our Sponsor or its affiliates. In addition, if the Company is unable to complete a business combination by June 18, 2026 (or up to February 18, 2027, if fully extended) (the “Combination Period”), unless further extended, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a business combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of March 31, 2026, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Recent Accounting Pronouncements

Recently issued accounting standards which have not yet been adopted

In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures” (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, in each relevant expense caption. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance; however, the Company does not expect a material impact on its unaudited condensed financial statements.

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270),” which clarifies the applicability of interim reporting guidance and provides a comprehensive list of interim disclosures required under GAAP. The amendments also introduce a disclosure principle requiring entities to disclose events occurring since the end of the last annual reporting period that have a material impact on the entity. The guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027 for public business entities, and after December 15, 2028 for entities other than public business entities. Early adoption is permitted, and the amendments may be applied prospectively or retrospectively. The Company is currently evaluating the impact of adopting this guidance on its unaudited condensed consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended March 31, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

Not applicable to a smaller reporting company. However, factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the prospectus dated November 14, 2024, relating to the IPO (File No. 333- 282758), filed with the SEC on November 15, 2024 (the “Prospectus”), and our annual report on Form 10-K for the fiscal year ended December 31, 2025 (the “Annual Report”) as filed with the SEC on April 8, 2026. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Prospectus and the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

The information under Item 2 – “Extension Deposit and Note” and “Working Capital Note” of this Quarterly Report is incorporated herein by reference in response to this item. The issuances of the Working Capital Note and the Extension Note were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description
10.1*	Sponsor Promissory Note, dated May 18, 2026, issued by the Company to Horizon Space Acquisition II Sponsor Corp.
10.2*	Promissory Note, dated May 18, 2026, issued by the Company to William Wang
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Horizon Space Acquisition II Corp.

Date: May 20, 2026	By:	/s/ Mingyu (Michael) Li
Mingyu (Michael) Li
Chief Executive Officer

Date: May 20, 2026	By:	/s/ Min (Lydia) Zhai
Min (Lydia) Zhai
Chief Financial Officer

